Form 10QSB
period 2001-03-31
BREAKTHROUGH TECHNOLOGY PARTNERS I INC
filed 2001-05-31
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001
                                                         ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      For the Transition Period from               to
                                     ------------    -------------


                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-31451

            Delaware                                          23-3048624
(State or other jurisdiction of                            (I.R.S. Employer
         incorporation)                                 Identification Number)


                              32700 N.E. Lesley Rd.
                                Newberg, OR 97132
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (503) 538-3710
                            -------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock, $0.0001 par value, as of May 31, 2001: 5,000,000.

PART I.           FINANCIAL INFORMATION


Item 1            Financial Statements

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                             See accompanying notes.


                                                             March 31,        December 31,
                                                               2001               2000
                                                             ---------        ------------
                                     Assets
Current assets                                               $     -           $      -
                                                              ------            -------
     Total current assets                                          -                  -

Other assets                                                       -                  -
                                                              ------            -------

                                                             $     -           $      -
                                                              ======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                          $     -           $      -
                                                              ------            -------
     Total current liabilities                                     -                  -

Other liabilities                                                  -                  -

Stockholders' equity:
   Preferred stock; $.0001 par value; authorized 20,000,000
     shares                                                        -                  -
   Common stock; $.0001 par value;  authorized  100,000,000
     shares; issued and outstanding 5,000,000 shares             500                500
   Deficit  accumulated during the development stage            (500)              (500)
                                                              ------            -------
     Total stockholders' equity                                    -                  -
                                                              ------            -------

                                                             $     -           $      -
                                                              ======            =======

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                            Cumulative
                                                                          activity during
                                                         Period from        development
                                                        June 2, 2000           stage
                                                         (inception)       June 2, 2000
                                   Three months            through          (inception)
                                       ended              December            through
                                  March 31, 2001          31, 2000       March 31, 2001
                                  --------------     -----------------   --------------
Operating expenses                     $    -            $   500              $   500
                                        -----             ------               ------

Net loss                               $    -            $  (500)             $  (500)
                                        =====             ======               ======



Net loss per common share              $    -           $ (.0001)            $ (.0001)
                                        =====             ======               ======

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity
                 June 2, 2000 (inception) through March 31, 2001


                                                                                   Deficit
                                                                                 accumulated
                              Preferred stock             Common stock           during the           Total
                         ------------------------  -------------------------     development      stockholders'
                           shares       amount         shares       amount          stage            equity
                         -----------  -----------  ------------  -----------  ----------------  ---------------
Shares issued in
  exchange for services        -        $   -         5,000,000     $ 500          $    -          $   500

Net loss                       -            -                 -         -            (500)            (500)
                            ----         ----      ------------      ----            ----             ----

Balance at December 31,
  2000                         -            -         5,000,000       500            (500)               -

Net loss                       -            -                 -         -               -                -
                            ----         ----      ------------      ----           -----           ------

Balance at March 31, 2001      -        $   -         5,000,000     $ 500          $ (500)         $  (500)
                            ====         ====      ---=========      ====           =====           ======

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                Cumulative
                                                                                              activity during
                                                                             Period from        development
                                                                            June 2, 2000           stage
                                                                             (inception)       June 2, 2000
                                                       Three months            through          (inception)
                                                           ended              December            through
                                                      March 31, 2001          31, 2000       March 31, 2001
                                                    ----------------     -----------------   --------------
Cash flows from operating activities:
   Net loss                                                $    -            $  (500)             $  (500)
   Adjustment to reconcile net loss to net cash
    provided by operating activities-
     Shares issued in exchange for services                     -                500                  500
                                                            -----             ------               ------

Net change in cash                                         $    -            $     -              $     -
                                                            =====             ======               ======


Supplemental schedule of noncash financing activities -
  common stock issued in exchange for services             $    -            $   500              $   500
                                                            =====             ======               ======

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2001


1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Company: Breakthrough Technology Partners I, Inc. (the "Company"), was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to affect a merger, exchange capital stock, participate in an asset acquisition, or any other business combination with a domestic or foreign private business.

         Development stage enterprise: Since inception, the Company has not commenced any formal business operations. The Company is considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of March 31, 2001 and for the three months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash equivalents: For purposes of the statement of cash flows, cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

         Income taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2001


1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,000,000 for the three months ended March 31, 2001, for the period from June 2, 2000 (inception) through December 31, 2000 and for the cumulative period from June 2, 2000 (inception) through March 31, 2001.

2.       Preferred Stock
         ---------------
         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

 3.      Common Stock
         ------------
         On June 2, 2000, the Company issued 5,000,000 shares of its common stock to Dotcom Internet Ventures, Ltd. in exchange for incorporation services. Management of the Company valued the share grants at $.00001 per share. The Company recorded operating expense totaling $500 during the period from June 2, 2000 (inception) through December 31, 2000 as a result of these grants.

Item 2 Management's Discussion And Analysis of Financial Condition And Results of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2001 compared to the period from June 2, 2000
--------------------------------------------------------------------------
(inception) through December 31, 2000:
-------------------------------------

         Since inception, the Company has not commenced any formal business operations and has had no net income for the three months ended March 31, 2001. All activities during the quarter have been devoted toward identifying business combination opportunities. Net loss for the period from June 2, 2000 (inception) through December 31, 2000 resulted from expenses for organization costs.

Revenues:
--------

         The Company had no revenues for the three months ended March 31, 2001 or for the period from June 2, 2000 (inception) through December 31, 2000.

Operating expenses:
------------------

         Operating expenses for the three months ended March 31, 2001 decreased $500 compared to the period from June 2, 2000 (inception) through December 31, 2000 by $500. Operating expenses for the period from June 2, 2000 (inception) through December 31, 2000 resulted from expenses for organization costs. Operating expenses decreased because no organization costs were incurred during the quarter.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

         The Company had no assets or liabilities as of March 31, 2001 or December 31, 2000.

                                     Part II

                                Other Information

Item 1.  Legal Proceedings

         The Company is not the subject of any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         There have been no changes or modifications in the Company's securities.

Item 3.  Defaults Upon Senior Securities

         There has been no default upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1 Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000 and incorporated herein by reference.

                  3.2 Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000 and incorporated herein by reference.

                  3.3 Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000 and incorporated herein by reference.

                  10.1 Stock Purchase Agreement dated March 19, 2001 between Daniel M. Smith Joy E. Livingston, Dotcom Internet Ventures Ltd. and Breakthrough Technology Partners I, Inc.

         (b)      8-K Reports

                  On March 28, 2001, the Company filed a report on Form 8-K describing the change in control resulting from the Stock Purchase Agreement attached hereto as Exhibit 10.1.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
Date:  May 31, 2001                   By:/s/DANIEL M. SMITH
                                         -------------------------------------
                                         Daniel M. Smith, President