Form 10QSB
period 2001-06-30
BREAKTHROUGH TECHNOLOGY PARTNERS I INC
filed 2001-08-21
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001
                                                         ----------------

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
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                              June 30,        December 31,
                                                               2001               2000
                                                             ---------        ------------
                                     Assets
Current assets                                               $     -           $      -
                                                              ------            -------
     Total current assets                                          -                  -

Other assets                                                       -                  -
                                                              ------            -------

                                                             $     -           $      -
                                                              ======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                          $     -           $      -
                                                              ------            -------
     Total current liabilities                                     -                  -

Payable to stockholder                                        15,799                  -

Stockholders' equity:
   Preferred stock; $.0001 par value; authorized 20,000,000
     shares                                                        -                  -
   Common stock; $.0001 par value;  authorized  100,000,000
     shares; issued and outstanding 5,000,000 shares             500                500
   Deficit  accumulated during the development stage         (16,299)              (500)
                                                              ------            -------
     Total stockholders' equity                              (15,799)                 -
                                                              ------            -------

                                                             $     -           $      -
                                                              ======            =======

                             See accompanying notes.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                                Cumulative
                                                                                              activity during
                                                                             Period from        development
                                                                            June 2, 2000           stage
                                                                             (inception)       June 2, 2000
                                   Three months         Six months             through          (inception)
                                       ended               ended              December            through
                                June 30, 2001       June 30, 2001             31, 2000       June 30, 2001
                                ------------------  -------------        -----------------   -------------
Operating expenses                  $  15,799          $   15,799            $   500           $    16,299
                                     --------           ---------             ------            ----------

Loss from operations                   (15,799)           (15,799)              (500)              (16,299)

Provision for income taxes                  -                   -                  -                     -
                                     --------           ---------             ------            ----------

Net loss                            $  (15,799)        $  (15,799)           $  (500)          $   (16,299)
                                     =========          =========             ======            ==========



Net loss per common share           $   (.0032)        $   (.0032)          $ (.0001)            $ (.0033)
                                     =========          =========             ======               ======





















                             See accompanying notes.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity
                 June 2, 2000 (inception) through June 30, 2001


                                                                                   Deficit
                                                                                 accumulated
                              Preferred stock             Common stock           during the           Total
                         ------------------------  -------------------------     development      stockholders'
                           shares       amount         shares       amount          stage            equity
                         -----------  -----------  ------------  -----------  ----------------  ---------------
Shares issued in
  exchange for services        -        $   -         5,000,000     $ 500          $     -        $   500

Net loss                       -            -                 -         -             (500)          (500)
                            ----         ----      ------------      ----            ------         ------

Balance at December 31,
  2000                         -            -         5,000,000       500             (500)          (500)

Net loss                       -            -                 -         -          (15,799)       (15,799)
                            ----         ----      ------------      ----           -------        -------

Balance at March 31, 2001      -        $   -         5,000,000     $ 500          $(16,299)      $(15,799)
                            ====         ====      ---=========      ====           =======        =======
















                             See accompanying notes.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                Cumulative
                                                                                              activity during
                                                                             Period from        development
                                                                            June 2, 2000           stage
                                                                             (inception)       June 2, 2000
                                   Three months         Six months             through          (inception)
                                       ended               ended              December            through
                                   June 30, 2001       June 30, 2001          31, 2000       June 30, 2001
                                ----------------    ----------------     -----------------   -------------
Cash flows from
  operating activities:
   Net loss                         $  (15,799)        $  (15,799)           $  (500)           $  (16,299)
   Adjustment to reconcile net
    loss to net cash provided by
    operating activities-
     Shares issued in exchange for
      services                              -                   -                500                   500
     Increase in payable to
      stockholder                      15,799              15,799                  -                15,799
                                     --------           ---------             ------             ---------

Net change in cash                  $       -          $        -            $     -            $        -
                                     ========           =========             ======             =========




Supplemental schedule of noncash
  financing activities - common
  stock issued in exchange for
  services                          $       -          $        -            $   500            $      500
                                     ========           =========             ======             =========


















                             See accompanying notes.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                  June 30, 2001


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of June 30, 2001 and for the three months and six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.       Transactions with Stockholder
         -----------------------------

         The Company's operating expenses for the three months ended June 30, 2001, consisting principally of professional services, were paid for by a stockholder. This individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, other business combination, or operations.

3.       Preferred Stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

4.       Common Stock
         ------------

         On June 2, 2000, the Company issued 5,000,000 shares of its common stock to Dotcom Internet Ventures, Ltd. in exchange for incorporation services. Management of the Company valued the share grants at $.00001 per share. The Company recorded operating expense totaling $500 during the period from June 2, 2000 (inception) through December 31, 2000 as a result of these grants.

5.       Income Taxes
         ------------

         Deferred income taxes consisted of the following:
                                                               June 30,      December 31,
                                                                 2001            2000
                                                              ---------      ------------
         Deferred tax assets - net operating loss carryovers  $   6,100       $        -
         Valuation allowance for deferred tax assets             (6,100)               -
                                                               --------        ---------
           Net deferred income taxes                          $       -       $        -
                                                               ========        =========


         -----------------------
         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

                                                                                                Cumulative
                                                                                              activity during
                                                                             Period from        development
                                                                            June 2, 2000           stage
                                                                             (inception)       June 2, 2000
                                    Three months         Six months            through          (inception)
                                        ended               ended             December            through
                                    June 30, 2001       June 30, 2001         31, 2000         June 30, 2001
                                 ------------------  ------------------  -----------------   -----------------
         Tax at statutory rates      $  (5,372)          $ (5,372)             $ (170)          $  (5,542)
         Differences
          resulting from:
           State tax, net of
             Federal tax benefit          (688)              (688)                  -                (688)
           Non-deductible and
             other items                   (40)               (40)                170                 130
           Change in deferred tax
             valuation
             allowance                  6,100               6,100                   -               6,100
                                      -------             -------               -----            --------
         Provision for income
          taxes                      $      -            $      -              $    -           $       -
                                      =======             =======               =====            ========

Item 2 Management's Discussion And Analysis of Financial Condition And Results of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 2001 compared to the period from June 2, 2000
-----------------------------------------------------------------------
(inception) through December 31, 2000:
-------------------------------------

         Since inception, the Company has not commenced any formal business operations and has had no net income for the six months ended June 30, 2001. All activities during the six months ended June 30, 2001 have been devoted toward identifying business combination opportunities. Net loss for the period from June 2, 2000 (inception) through December 31, 2000 resulted from expenses for organization costs.

Revenues:
--------

         The Company had no revenues for the six months ended June 30, 2001 or for the period from June 2, 2000 (inception) through December 31, 2000.

Operating expenses:
------------------

         Operating expenses for the six months ended June 30, 2001 increased $15,299 compared to the period from June 2, 2000 (inception) through December 31, 2000. Operating expenses for the period from June 2, 2000 (inception) through December 31, 2000 resulted from expenses for organization costs. Operating expenses for the six months ended June 30, 2001 resulted from expenses for professional fees.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         The Company had no assets as of June 30, 2001 and December 31, 2000.

         The Company had no liabilities as of December 31, 2000. Liabilities as of June 30, 2001 consisted of payables to a stockholder for operating expenses this individual paid on behalf of the Company.

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

                                      BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
Date:  August 20, 2001                   By:/s/DANIEL M. SMITH
                                         -------------------------------------
                                         Daniel M. Smith, President