Form 10QSB
period 2001-09-30
BREAKTHROUGH TECHNOLOGY PARTNERS I INC
filed 2001-11-19
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001
                                                         --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock, $0.0001 par value, as of October 31, 2001: 5,000,000.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                  June 2, 2000 (Inception) to December 31, 2000
                         Please see accompanying notes.



PART I.           FINANCIAL INFORMATION


Item 1            Financial Statements

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                             See accompanying notes.


                                                                            September 30,        December 31,
                                                                                2001                 2000
                                                                            ------------         ------------
                                     ASSETS

Current assets                                                             $         -           $      -
                                                                            ------------         ------------
     Total current assets                                                            -                  -

Other assets                                                                         -                  -
                                                                            ------------         ------------

                                                                           $         -           $      -
                                                                            ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                        $         -           $      -
                                                                            ------------         ------------
     Total current liabilities                                                       -                  -

Payable to stockholder                                                          23,975                  -

Stockholders' equity:
   Preferred stock; $.0001 par value; authorized 20,000,000 shares                   -                  -
   Common stock; $.0001 par value;  authorized  100,000,000 shares; issued and
    outstanding 5,000,000 shares                                                   500                500
   Deficit accumulated during the development stage                            (24,475)              (500)
                                                                            ------------         ------------
     Total stockholders' equity                                                (23,975)                 -
                                                                            ------------         ------------

                                                                           $         -           $      -
                                                                            ============         ============

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                              Period from            stage
                                                                             June 2, 2000        June 2, 2000
                                     Three months         Nine months         (inception)         (inception)
                                         ended               ended              through             through
                                     September 30,       September 30,       December 31,        September 30,
                                         2001                2001                2000                 2001
                                   -----------------  ------------------  ------------------  -----------------
Operating expenses                   $     8,176         $   23,975          $       500         $    24,475
                                      ----------          ---------           ----------          ----------

Net loss                             $    (8,176)        $   (23,975)        $      (500)        $   (24,475)
                                      ==========          ==========          ==========          ==========


Net loss per common share            $    (.0064)        $    (.0065)        $    (.0001)        $    (.0049)
                                      ==========          ==========          ==========          ==========

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity
               June 2, 2000 (inception) through September 30, 2001

                                                                                   Deficit
                                                                                 accumulated
                              Preferred stock             Common stock           during the        Total
                         ------------------------  -------------------------     development    stockholders'
                           shares       amount         shares       amount          stage         equity
                         -----------  -----------  ------------  -----------     ------------   -------------
Shares issued in exchange
  for services                 -        $   -         5,000,000     $ 500        $         -    $       500

Net loss for the period
  from June 2, 2000 through
  December 31, 2000            -            -                 -         -               (500)        (500)
                         -----------  -----------  ------------  -----------     ------------   -------------

Balance at December 31,
  2000                         -            -         5,000,000       500               (500)           -

Net loss for the nine
  months ended September
  30, 2001                     -            -                 -         -            (23,975)     (23,975)
                         -----------  -----------  ------------  -----------     ------------   -------------

Balance at September 30,
  2001                         -        $   -         5,000,000     $ 500        $   (24,475)  $   (23,975)
                         ===========  ===========  ============  ===========     ============   =============

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                            Cumulative
                                                                                       activity during
                                                                                         development
                                                                        Period from         stage
                                                                       June 2, 2000     June 2, 2000
                                     Three months      Nine months      (inception)      (inception)
                                         ended            ended           through          through
                                     September 30,    September 30,    December 31,     September 30,
                                         2001             2001             2000             2001
                                     ------------     ------------     -----------     ---------------
Cash flows from operating activities:
   Net loss                          $    (8,176)     $   (23,975)     $      (500)     $   (24,475)
   Adjustment to reconcile net
    loss to net cash provided by
    operating activities-
     Shares issued in exchange
      for services                             -               -               500              500
     Increase in payable to
      stockholder                          8,176          23,975                 -                -
                                      ----------       ---------        ----------       ----------

Net change in cash                   $         -      $        -       $         -      $         -
                                      ==========       =========        ==========       ==========




Supplemental schedule of noncash
  financing activities - common
  stock issued in exchange for
  services                           $         -      $        -       $       500      $       500
                                      ==========       =========        ==========       ==========

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                               September 30, 2001


1.       Summary of Significant Accounting Policies Company:
         ---------------------------------------------------
         Breakthrough Technology Partners I, Inc. (the "Company"), was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to affect a merger, exchange capital stock, participate in an asset acquisition, or any other business combination with a domestic or foreign private business.

         Development stage enterprise: Since inception, the Company has not commenced any formal business operations. The Company is considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of September 30, 2001 and for the three months and nine months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,000,000 for the three months and nine months ended September 30, 2001, for the period from June 2, 2000 (inception) through December 31, 2000 and for the cumulative period from June 2, 2000 (inception) through September 30, 2001.

2.       Transactions with Stockholder
         -----------------------------
         The Company's operating expenses for the three months and nine months ended September 30,2001, consisting principally of professional services, were paid for by a stockholder. This individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

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

5.       Income Taxes
         ------------

         Deferred income taxes consisted of the following:
                                                            September 30,        December 31,
                                                                2001                 2000
                                                             ---------            ---------
         Deferred tax asset - net operating loss carryovers  $   8,200            $       -
         Deferred tax liability - intangible organizational
          costs                                                   (100)                   -
                                                              --------             --------
                                                                 8,100                    -
         Valuation allowance                                    (8,100)                   -
                                                              --------             --------
            Net deferred income taxes                        $       -            $       -
                                                              ========             ========

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:
                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                              Period from            stage
                                                                             June 2, 2000        June 2, 2000
                                     Three months         Nine months         (inception)         (inception)
                                         ended               ended              through             through
                                     September 30,       September 30,       December 31,        September 30,
                                         2001                2001                2000                2001
                                   -----------------  ------------------  ------------------  -----------------
         Tax at statutory rates       $ (2,780)          $ (8,152)            $   (170)          $ (8,152)
         Differences resulting
          from:
            Non-deductible and
             other items                   (20)               (48)                  170               (48)
            Change in deferred tax
             valuation
             allowance                   2,800              8,200                    -              8,200
                                       -------            -------              -------            -------
            Provision for
             income taxes             $      -           $      -             $      -           $      -
                                       =======            =======              =======            =======

Item 2 Management's Discussion And Analysis of Financial Condition And Results of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 2001 compared to the period from June 2, 2000
-----------------------------------------------------------------------------
(inception) through December 31, 2000:
-------------------------------------

         Since inception, the Company has not commenced any formal business operations and has had no net income for the nine months ended September 30, 2001. All activities during the quarter have been devoted toward identifying business combination opportunities and regulatory compliance activities. Net loss for the period from June 2, 2000 (inception) through December 31, 2000 resulted from expenses for organization costs.

Revenues:
--------

         The Company had no revenues for the nine months ended September 30, 2001 or for the period from June 2, 2000 (inception) through December 31, 2000.

Operating expenses:
------------------

         Operating expenses for the nine months ended September 30, 2001 aggregated $23,975 which represented an increased of $23,475 compared to the period from June 2, 2000 (inception) through December 31, 2000. Operating expenses for the period from June 2, 2000 (inception) through December 31, 2000 aggregated $500 that represented expenses for organization costs. Operating expenses for the nine months ended September 30, 2001 resulted from professional fees for regulatory compliance activities.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         The Company had no assets as of September 30, 2001 or December 31,
2000.

         The Company had no liabilities as of December 31, 2000. Liabilities as of September 30, 2001 consisted of payables to a stockholder for operating expenses this individual paid for on behalf of the Company.

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

                  10.1 Stock Purchase Agreement dated March 19, 2001 between Daniel M. Smith Joy E. Livingston, Dotcom Internet Ventures Ltd. and Breakthrough Technology Partners I, Inc. filed as an exhibit to the Company's report on Form 10-SB filed on August 21, 2001 and incorporated herein by reference.

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

                                      BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
Date:  November 19, 2001                 By:/s/DANIEL M. SMITH
                                         -------------------------------------
                                         Daniel M. Smith, President