Form 10KSB
period 2001-12-31
BREAKTHROUGH TECHNOLOGY PARTNERS I INC
filed 2002-03-29
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD

                         Commission file number 0-23111

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                               23-3048624
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                    32700 N.E. Lesley Rd., Newberg, OR 97132
     (Address of principal executive offices)           (Zip Code)

                    Issuer's Telephone Number: (503) 538-3710

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
               Common Stock, $.0001 par value per share.
                           (Title of Class)


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form 10K-SB and such disclosure will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part I or Part II of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                                  ---

         The issuer's revenue for the 12 months ended December 31, 2001 was $0.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2001, was $0.

         The number of shares of the issuer's Common Stock outstanding as of December 31, 2001 was 5,000,000.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---
                       DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit (3.1) Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000; Exhibit (3.2) Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000, and Exhibit (3.3) Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000 are incorporated by reference into Item 13 hereof.

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

     The Company's principal executive office is currently located at 32700 N.E. Lesley Rd., Newberg, OR 97132. 19102. The telephone number is
(503)538-3710. The facsimile number is (503)537-0994.

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

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Daniel M. Smith, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

     On March 19, 2001, Daniel M. Smith and Joy E. Livingston, severally, entered into a Stock Purchase Agreement with the Company and Dotcom Internet Ventures Ltd ("Dotcom") to acquire from Dotcom five million (5,000,000) shares of common stock ("Shares") of the Company, which shares represent 100% of the issued and outstanding common stock of the Company. Mr. Smith and Mrs. Livingston will hold in each of their names 2,500,000 shares of common stock. Mr. Smith and Mrs. Livingston do not have any joint ownership or voting agreement with respect to the Shares.

     The consideration paid for the Shares was $25,000.00, which was provided by Mr. Smith from his personal funds.

     The Company is not aware, at this time, of any arrangements the operation of which may at a subsequent date result in a change of control of the Company.

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

Employees

     The Company has no full-time or part-time employees. Mr. Smith, the sole officer and director of the Company, has agreed to allocate a nominal portion of his time to the activities of the Company without compensation.

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

     THE COMPANY HAS ONLY ONE DIRECTOR AND ONE OFFICER. The Company's president, its sole officer, is Daniel M. Smith who is also its sole director and the controlling shareholder of its sole shareholder. Because management consists of only one person, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide and the Company will rely completely on the judgment of its sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. Mr. Smith anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Smith has not entered into a written employment agreement with the Company and he is not expected to do so. The Company has not obtained key man life insurance on Mr. Smith. The loss of the services of Mr. William Tay would adversely affect development of the Company's business and its likelihood of continuing operations.

     CONFLICTS OF INTEREST. Mr. Smith, the Company's president, participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The Company has adopted a policy that it will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. The terms of business combination may include such terms as Mr. Smith remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Smith for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Smith would directly benefit from such employment or payment. Such benefits may influence Mr. Smith's choice of a target company. The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification. See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--Conflicts of Interest."

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

     There are currently two (2) stockholders of the Company's outstanding common stock.

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


-----------------
     (1) The shares issued to DotCom Internet Ventures Ltd. were in return for services provided to the Company by DotCom Internet Ventures Ltd., in lieu of cash. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.  PLAN OF OPERATION.

         Management's plan of operation should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
Year ended December 31, 2001 compared to the period from June 2, 2000 (inception) through December 31, 2000:

         Since inception, the Company has not commenced any formal business operations and has had no net income for the year ended December 31, 2001. All activities during the year have been devoted toward identifying business combination opportunities. All expenses for the year ended December 31, 2001 resulted from regulatory compliance activities. Net loss for the period from June 2, 2000 (inception) through December 31, 2000 resulted from expenses for organization costs.

Revenues:
--------

         The Company had no revenues for the year ended December 31, 2001 or for the period from June 2, 2000 (inception) through December 31, 2000.

Operating expenses:
------------------

         Operating expenses for the year ended December 31, 2001 aggregated $26,421 which represented an increased of $25,921 compared to the period from June 2, 2000 (inception) through December 31, 2000. Operating expenses for the period from June 2, 2000 (inception) through December 31, 2000 aggregated $500 that represented expenses for organization costs. Operating expenses for the year ended December 31, 2001 resulted from professional fees for regulatory compliance activities.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

         The Company had no assets as of December 31, 2001 or 2000.

         The Company had no liabilities as of December 31, 2000. Liabilities as of December 31, 2001 consisted of payables to a stockholder for operating expenses this stockholder paid for on behalf of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                     Years ended December 31, 2001 and 2000

                                    Contents




                                                                          Page
Report of Independent Auditor's.......................................     F2

Financial Statements:
   Balance sheets.....................................................     F3
   Statements of operations...........................................     F4
   Statements of changes in net capital deficiency....................     F5
   Statements of cash flows...........................................     F6
   Notes to financial statements......................................    F7-F9

                         REPORT OF INDEPENDENT AUDITOR'S


To the Stockholders
Breakthrough Technology Partners I, Inc.
(A Development Stage Enterprise)


We have audited the balance sheet of Breakthrough Technology Partners I, Inc. (a development state enterprise) as of December 31, 2001, and the related statements of operations, changes in net capital deficiency, and cash flows for the year then ended and for the cumulative activity during development stage from June 2, 2000 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Breakthrough Technology Partners I, Inc. (a development stage enterprise) as of December 31, 2000, were audited by other auditors whose report dated March 17, 2001, expressed an unqualified opinion of those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Breakthrough Technology Partners I, Inc. (a development stage enterprise) as of December 31, 2001 and the results of its operations and its cash flows for the year then ended and for the cumulative activity during development stage June 2, 2000 (inception) through December 31, 2001 in accordance with U.S. generally accepted accounting principles.


                                          /s/TIMOTHY L. STEERS
                                          TIMOTHY L. STEERS,
                                          CERTIFED PUBLIC ACCOUNTANT, LLC

March 15, 2002
Portland, OR

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets


                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2001         2000
                                                                                       ---------    ---------
                                         ASSETS
                                         ------
Current assets                                                                        $        -   $        -
                                                                                       ---------    ---------
     Total current assets                                                                      -            -

Other assets                                                                                   -            -
                                                                                       ---------    ---------

                                                                                      $        -   $        -
                                                                                       =========    =========

                         LIABILITIES AND NET CAPITAL DEFICIENCY
                         --------------------------------------

Current liabilities                                                                   $        -   $        -
                                                                                       ---------    ---------
     Total current liabilities                                                                 -            -

Payable to stockholder                                                                    26,421            -

Stockholders' equity:
   Preferred stock; $.0001 par value; authorized 20,000,000 shares                             -            -
   Common  stock;  $.0001  par  value;  authorized  100,000,000
     shares;  issued and outstanding 5,000,000 shares                                                             500          500
   Deficit accumulated during development stage                                          (26,921)        (500)
                                                                                       ---------    ---------
     Net capital deficiency                                                              (26,421)           -
                                                                                       ---------    ---------

                                                                                      $        -   $        -
                                                                                       =========    =========



















                             See accompanying notes.
                                       F-3

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                              Cumulative
                                                                            activity during
                                                                              development
                                                          Period from            stage
                                                         June 2, 2000        June 2, 2000
                                                          (inception)         (inception)
                                      Year ended            through             through
                                     December 31,        December 31,        December 31,
                                         2001                2000                 2001
                                     ------------        ------------       ---------------
Operating expenses                    $   26,421           $    500           $   26,921
                                       --------             -------            ---------

Net loss                              $  (26,421)          $   (500)          $  (26,921)
                                       =========            =======            =========


Net loss per common share             $   (.0053)          $ (.0001)          $   (.0054)
                                       =========            =======            =========

































                             See accompanying notes.
                                       F-4

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                 Statements of Changes in Net Capital Deficiency
               June 2, 2000 (inception) through December 31, 2001


                                                                                     Deficit
                                                                                   accumulated
                                Preferred stock             Common stock             during
                           ------------------------  -------------------------     development       Net capital
                             shares       amount         shares       amount          stage          deficiency
                           -----------  -----------  ------------  -----------  ----------------  ---------------
Shares issued in exchange
  for services                   -        $   -         5,000,000     $ 500         $        -      $      500

Net loss for the period
  from June 2, 2000
  (inception) through
  December 31, 2000              -            -                 -         -               (500)           (500)
                              ----         ----      ------------      ----          ---------       ---------

Balance at December 31,
  2000                           -            -         5,000,000       500               (500)              -

Net loss for the year
  ended December 31, 2001        -            -                 -         -            (26,421)        (26,421)
                              ----         ----      ------------      ----          ---------       ---------

Balance at December 31,
  2001                           -        $   -         5,000,000     $ 500         $  (26,921)     $  (26,421)
                              ====         ====      ---=========      ====          =========       =========

























                             See accompanying notes.
                                       F-5

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                              Period from            stage
                                                                             June 2, 2000        June 2, 2000
                                                                              (inception)         (inception)
                                                          Year ended            through             through
                                                         December 31,        December 31,        December 31,
                                                             2001                2000                2001
                                                      ------------------  ------------------  -----------------
Cash flows from operating activities:
   Net loss                                               $ (26,421)           $    (500)         $  (26,921)
   Adjustment to reconcile net loss to net cash
    provided by operating activities-
     Shares issued in exchange for services                       -                  500                 500
     Increase in payable to stockholder                      26,421                    -              26,421
                                                           --------             --------           ---------

Net change in cash                                        $       -            $       -          $        -
                                                           ========             ========           =========




Supplemental schedule of noncash financing
  activities - common stock issued in exchange for
  services                                                $       -            $     500          $      500
                                                           ========             ========           =========























                             See accompanying notes.
                                       F-6

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 2001


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

         Income taxes: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         Reporting comprehensive income (loss): The Company reports and displays comprehensive income (loss) and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for the years ended December 31, 2001 and 2000.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,000,000 for the year ended December 30, 2001, for the period from June 2, 2000 (inception) through December 31, 2000 and for the cumulative activity during development stage June 2, 2000 (inception) through December 31, 2001.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 2001


1.       Summary of significant accounting policies (continued)
         -----------------------------------------------------

         Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Transactions with stockholder
         -----------------------------

         The Company's operating expenses for the year ended December 31, 2001, consisting principally of professional services, were paid for by a stockholder. The advances are non-interest bearing and due on demand; however, this stockholder has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

3.       Preferred stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

4.       Common stock
         ------------

         On June 2, 2000, the Company issued 5,000,000 shares of its common stock to Dotcom Internet Ventures, Ltd. in exchange for incorporation services. Management of the Company valued the share grants at $.00001 per share. The Company recorded operating expenses totaling $500 during the period from June 2, 2000 (inception) through December 31, 2000 as a result of these grants.

5.       Income taxes
         ------------

         Deferred income taxes consisted of the following:

                                                         December 31,
                                                        2001        2000
         Deferred tax asset:
           Net operating loss carryovers            $   5,469   $       9
            Organizational costs                           51          66
                                                     --------    --------
                                                        5,520          75
         Valuation allowance                           (5,520)        (75)
                                                     --------    --------

            Net deferred income taxes               $       -   $       -
                                                     ========    ========

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                December 31, 2001


5.       Income taxes (continued)
         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                              Period from            stage
                                                                             June 2, 2000        June 2, 2000
                                                                              (inception)         (inception)
                                                          Year ended            through             through
                                                         December 31,        December 31,        December 31,
                                                             2001                2000                2001
                                                         ------------        ------------        ------------
         Tax at statutory rates                           $ (8,983)            $   (170)          $  (9,153)
         Differences resulting from:
            Progressive tax rates                            5,020                   95               5,115
            State taxes net of federal tax benefit          (1,482)                   -              (1,482)
            Change in deferred tax valuation allowance       5,445                   75               5,520
                                                           -------              -------            --------

            Provision for income taxes                    $      -             $      -           $       -
                                                           =======              =======            ========

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

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company currently has one Director and Officer as follows:

 Name                    Age         Positions and Offices Held
 ----                    ---         --------------------------
 Daniel M. Smith         52          President, Corporate Secretary
                                     and Director


     Daniel M. Smith has been President, Corporate Secretary and sole director of the Company since March 19, 2001. For the past 15 years, Mr. Smith has been a self-employed business consultant to public and private companies.

Conflicts of Interest

     Daniel M. Smith, the Company's sole officer and director, may organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as Mr. Smith is engaged in other business activities, he may devote only a portion of his time to the Company's affairs.

     A conflict may arise in the event that another blank check company with which Mr. Smith is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, other blank check companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

     Mr. Smith intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Smith would not attend to other matters prior to those of the Company.

     The terms of a business combination may include such terms as Mr. Smith remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Smith, for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Smith would directly benefit from such employment or payment. Such benefits may influence Mr. Smith's choice of a target company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     No employment compensation is paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. Its sole director and officer, Mr. Daniel M. Smith, does not receive any compensation for his duties.

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


Name and Address                   Amount of Beneficial          Percentage
of Beneficial Owner                     Ownership                 of Class
-------------------                --------------------          ----------
Daniel M. Smith                         2,500,000                    50%
32700 N.E. Lesley Rd.
Newberg, OR 97132

Joy E. Livingston                       2,500,000                    50%
PMB-109  PO Box 439060
San Diego, CA 92143

All Executive Officers and
Directors as a Group (2 Persons)        5,000,000                   100%
-----------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         (2.0) Stock Purchase Agreement dated March 19, 2001 between Daniel M.
               Smith; Joy Livingston; Breakthrough Technology Partners I, Inc.; and DotCom Internet Ventures Ltd.

     * (3.1) Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000.

     * (3.2) Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000.

     * (3.3) Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000.

     * Incorporated herein by reference.

     (b) Reports on Form 8-K.

     On August 20, 2001 the Company filed a current report on Form 8-K in connection with a change of the Company's certifying accountant.

     On March 28, 2001 the Company filed a current report on Form 8-K in connection with change of control of the Company.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.

                            By: /s/ DANIEL M. SMITH
                            -----------------------------------
                            Daniel M. Smith
                            President

                            Date: March 28, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                              Date
---------         -----                              ----

/s/ DANIEL M. SMITH                              March 28, 2002
--------------------------
Daniel M. Smith, President