Form 10QSB
period 2002-03-31
BREAKTHROUGH TECHNOLOGY PARTNERS I INC
filed 2002-05-30
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended  March 31, 2002
                                                         --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock, $0.0001 par value, as of OMarch 31, 2002: 5,000,000.

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



PART I.           FINANCIAL INFORMATION


Item 1            Financial Statements

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                             See accompanying notes.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                             See accompanying notes.


                                                                                March 31,        December 31,
                                                                                  2002               2001
                                                                             -------------    -----------------
                                     Assets

Current assets                                                                 $       -         $        -
                                                                                --------          ---------
     Total current assets                                                              -                  -

Other assets                                                                           -                  -
                                                                                --------          ---------

                                                                               $       -         $        -
                                                                                ========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Accrued state taxes payable                                                 $      10         $        -
                                                                                --------          ---------
     Total current liabilities                                                        10                  -

Payable to stockholder                                                            28,101             26,421

Stockholders' equity:
   Preferred stock; $.0001 par value; authorized 20,000,000 shares                     -                  -
   Common stock; $.0001 par value;  authorized  100,000,000 shares; issued and
    outstanding 5,000,000 shares                                                     500                500
   Deficit accumulated during the development stage                              (28,611)           (26,921)
                                                                                --------          ---------
     Total stockholders' equity                                                  (28,111)           (26,421)
                                                                                --------          ---------

                                                                               $       -         $        -
                                                                                ========          =========

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations


                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                                                    Three months ended          (inception)
                                                                 -------------------------        through
                                                                      2002          2001     March 31, 2002
                                                                 ------------    ---------   --------------

Operating expenses                                                  $  1,680     $      -        $   28,601
                                                                     -------      -------         ---------
Net loss from operations                                              (1,680)           -           (28,601)

Provision for income taxes - State of Oregon                              10            -                10
                                                                     -------      -------         ---------

Net loss                                                            $ (1,690)    $      -        $  (28,611)
                                                                     =======      =======         =========



Net loss per common share                                           $ (.0001)    $      -        $   (.0105)
                                                                     =======      =======         =========


                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows



                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                                                    Three months ended          (inception)
                                                                 -------------------------        through
                                                                      2002          2001     March 31, 2002
                                                                 ------------    ---------   --------------
Cash flows from operating activities:
   Net loss                                                         $ (1,690)    $      -        $  (28,611)
   Adjustment to reconcile net loss to net cash provided by
    operating activities-
     Shares issued in exchange for services                                -            -               500
     Increase in accrued state income taxes                               10            -                10
                                                                     -------      -------         ---------
                                                                      (1,680)           -           (28,101)

Cash flows from financing activities -
   Expenses paid by stockholder on behalf of Company                   1,680            -            28,101
                                                                     -------      -------         ---------

Net change in cash                                                  $      -     $      -        $        -
                                                                     =======      =======         =========



Supplemental schedule of noncash financing
  activities -
     Common stock issued in exchange for services                   $      -     $      -        $      500
                                                                     =======      =======         =========


                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                 March 31, 2002


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of March 31, 2002 and 2001 and for the three months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 1,250,000 for the three months ended March 31, 2002 and 2001 and 2,736,132 for the cumulative period from June 2, 2000 (inception) through March 31, 2002.

2.       Transactions with Stockholder
         The Company's operating expenses for the three months ended March 31, 2002 and substantially all of the operating expenses for the period from June 2, 2000 (inception) through March 31, 2002 consisting principally of professional services, were paid for by a stockholder. The Board of Directors of the Company has agreed to reimburse this individual for expenses he paid without interest. This individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

3.       Preferred Stock
         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

Item 2 Management's Discussion And Analysis of Financial Condition And Results of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
Three months ended March 31, 2002 compared to the three months ended March 31, 2001 and the period from June 2, 2000 (inception) through March 31, 2002:

         Since inception, the Company has not commenced any formal business operations. All activities since inception have been devoted toward identifying business combination opportunities and compliance with U.S. Securities and Exchange Commission Rules and Regulations. Operating expenses incurred during the three months ended March 31, 2002 of $1,680 and $28,101 for the period from June 2, 2000 (inception) through March 31, 2002 resulted from expenses for regulatory compliance. The remaining $500 of operating expenses reported in the period from June 2, 2000 (inception) through March 31, 2002 resulted from expenses for incorporation.

Revenues:
--------

         The Company had no revenues for the three months ended March 31, 2002 or 2001 or for the period from June 2, 2000 (inception) through March 31, 2002.

Operating expenses:
------------------

         Operating expenses for the three months ended March 31, 2002 increased $1,680 compared to the three months ended March 31, 2001. Operating expenses for the three months ended March 31, 2002 of $1,680 and $28,101 for the period from June 2, 2000 (inception) through March 31, 2002 resulted from expenses for regulatory compliance purposes. The remaining $500 of operating expenses reported in the period from June 2, 2000 (inception) through March 31, 2002 resulted from expenses for incorporation. Regulatory compliance expenses for the three months ended March 31, 2001 were included in the incorporation expenses of $500 and reported in the period from June 2, 2000 (inception) through December 31, 2000.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

         The Company had no assets as of March 31, 2002 or December 31, 2001.

         Liabilities as of March 31, 2002 consisted of $28,101 and as of December 31, 2001 of $26,421 of payables to a stockholder who paid regulatory compliance expenses on behalf of the Company. The Board of Directors of the Company has agreed to reimburse this stockholder without interest. This individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

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

         (b)      8-K Reports

                  On January 11, 2002 the Company filed a report on Form 8-K describing a change in accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
Date:  March 20, 2002                 By:/s/DANIEL M. SMITH
                                         -------------------------------------
                                         Daniel M. Smith, President