Form 10QSB
period 2002-06-30
BREAKTHROUGH TECHNOLOGY PARTNERS I INC
filed 2002-08-13
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended  June 30, 2002
                                                         --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock, $0.0001 par value, as of June 30, 2002: 5,000,000.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                          (A DEVELOPMENT STAGE COMPANY)


PART I.           FINANCIAL INFORMATION


Item 1            Financial Statements

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                                                                June 30,         December 31,
                                                                                  2002               2001
                                                                               ----------        -----------
                                     Assets
                                     ------
Current assets                                                                 $       -         $        -
                                                                                --------          ---------
     Total current assets                                                              -                  -

Other assets                                                                           -                  -
                                                                                --------          ---------

                                                                               $       -         $        -
                                                                                ========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities -
   Accrued state taxes payable                                                 $      10         $        -
                                                                                --------          ---------
     Total current liabilities                                                        10                  -

Payable to stockholder                                                            37,039             26,421

Stockholders' equity:
   Preferred stock; $.0001 par value; authorized 20,000,000
    shares
   Common stock; $.0001 par value; authorized
    100,000,000 shares; issued and outstanding 5,000,000
    shares                                                                           500                500
   Deficit accumulated during the development stage                              (37,549)           (26,921)
                                                                                --------          ---------
     Total stockholders' equity                                                  (37,049)           (26,421)
                                                                                --------          ---------

                                                                               $       -         $        -
                                                                                ========          =========




                             See accompanying notes

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                              Three months               Six months              (inception)
                                              ended June 30             ended June 30             through
                                        -----------------------   ------------------------
                                           2002         2001          2002         2001        June 30, 2002
                                        ----------  -----------   -----------   ----------     ---------------

Operating expenses                      $   8,938   $   15,799    $   10,618    $  15,799        $   37,539
                                         --------    ---------     ---------     --------         ---------
Net loss from operations                   (8,938)     (15,799)      (10,618)     (15,799)          (37,539)

Provision for income taxes
- State of Oregon                               -            -            10            -                10
                                         --------    ---------     ---------     --------         ---------

Net loss                                $  (8,938)  $  (15,799)   $  (10,628)   $ (15,799)       $  (37,549)
                                         ========    =========     =========     ========         =========



Net loss per common share               $   (.007)  $    (.013)   $    (.004)   $   (.006)       $    (.004)
                                         ========    =========     =========     ========         =========




                             See accompanying notes

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                              Three months               Six months             (inception)
                                              ended June 30             ended June 30             through
                                        -----------------------   ------------------------
                                           2002         2001          2002         2001      June 30, 2002
                                        ----------  -----------   -----------   ----------   ---------------

Cash flows from operating
activities:

   Net loss                             $  (8,938)  $  (15,799)   $  (10,628)   $ (15,799)       $  (37,549)
   Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
     Shares issued in exchange
     for services                               -            -             -            -               500
     Increase in accrued state
      income taxes                              -            -            10            -                10
                                         --------    ---------     ---------     --------         ---------
                                           (8,938)     (15,799)      (10,618)     (15,799)          (37,039)

Cash flows from financing
  activities -
   Expenses paid by
   stockholder on behalf of
   Company                                  8,938        15,799       10,618       15,799            37,039
                                         --------    ---------     ---------     --------         ---------
    37,039

Net change in cash                      $       -   $        -    $        -    $       -        $        -
                                         ========    =========     =========     ========         =========




Supplemental schedule of
  noncash financing activities -
     Common stock issued in
     exchange for services              $       -   $        -    $        -    $       -        $      500
                                         ========    =========     =========     ========         =========




                             See accompanying notes

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                  June 30, 2002


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying financial statements as of June 30, 2002 and 2001 and for the three and six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                  June 30, 2002

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 1,246,575 for the three months ended June 30, 2002 and 2001; 2,479,452 for the six months ended June 30, 2002 and 2001; and 10,383,562 for the cumulative period from June 2, 2000 (inception) through June 30, 2002.

2.       Transactions with Stockholder
         -----------------------------
         The Company's operating expenses for the three and six months ended June 30, 2002 and substantially all of the operating expenses for the period from June 2, 2000 (inception) through June 30, 2002 consisting principally of professional services, were paid for by a stockholder. The Board of Directors of the Company has agreed to reimburse this individual for expenses he paid without interest. This individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

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

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2002 compared to the three months ended June 30, 2001; six months ended June 30, 2002 compared to the six months ended June 30, 2001; and the period from June 2, 2000 (inception) through June 30, 2002:

         Since inception, the Company has not commenced any formal business operations. All activities since inception have been devoted toward identifying business combination opportunities and compliance with U.S. Securities and Exchange Commission Rules and Regulations. Operating expenses of $8,938 incurred during the three months ended June 30, 2002; $10,618 incurred during the six months ended June 30, 2002; and $37,039 incurred during the period from June 2, 2000 (inception) through June 30, 2002 resulted from expenses for regulatory compliance. The remaining $500 of operating expenses incurred in the period from June 2, 2000 (inception) through June 30, 2002 resulted from expenses for incorporation.

Revenues:
--------

         The Company had no revenues for the three months ended June 30, 2002 and 2001; for the six months ended June 30, 2002 and 2001; or for the period from June 2, 2000 (inception) through June 30, 2002.

Operating expenses:
------------------

         Operating expenses for the three months ended June 30, 2002 decreased $6,861 compared to the three months ended June 30, 2001 due to a decrease in professional fees. Operating expenses for the six months ended June 30, 2002 decreased $5,171 compared to the six months ended June 30, 2001 also due to a decrease in professional fees.

         Operating expenses of $8,938 for the three months ended June 30, 2002; $10,618 for the six months ended June 30, 2002; and $37,039 for the period from June 2, 2000 (inception) through June 30, 2002 resulted from expenses for regulatory compliance purposes. The remaining $500 of operating expenses reported in the period from June 2, 2000 (inception) through June 30, 2002 resulted from expenses for incorporation.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         The Company had no assets as of June 30, 2002 or December 31, 2001.

         Liabilities as of June 30, 2002 consisted of $37,039 and as of December 31, 2001 of $26,421 of payables to a stockholder who paid regulatory compliance expenses on behalf of the Company. The Board of Directors of the Company has agreed to reimburse this stockholder without interest. This individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

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

         (b)      8-K Reports

                  No reports were made on Form 8-K during thw quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.

Date:  August 13, 2002                 By:/s/DANIEL M. SMITH
                                         -------------------------------------
                                         Daniel M. Smith, President