Form 10QSB
period 2002-09-30
BREAKTHROUGH TECHNOLOGY PARTNERS I INC
filed 2002-11-19
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended  September 30, 2002
                                                         --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock, $0.0001 par value, as of September 30, 2002: 5,000,000.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                            September 30,        December 31,
                                              ASSETS                             2002                 2001
                                              ------                        -------------        ------------
Current asset -
   Available-for-sale investments                                          $   5,162,500         $        -
                                                                           -------------         ------------
     Total current assets                                                      5,162,500                  -

Other assets                                                                           -                  -
                                                                           -------------         ------------
                                                                           $   5,162,500         $        -
                                                                           =============         ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
   Accounts payable                                                        $       1,775         $        -
   Accrued state taxes payable                                                        10                  -
                                                                           -------------         ------------
     Total current liabilities                                                     1,785                  -

Payable to stockholder                                                            37,755             26,421

Stockholders' equity:
   Preferred stock; $.0001 par value; authorized 20,000,000 shares                     -                  -
   Common stock; $.0001 par value;  authorized 100,000,000
    shares; issued and outstanding 5,000,000 shares                                  500                500
   Additional paid-in capital                                                  5,162,500                  -
   Deficit accumulated during the development stage                              (40,040)           (26,921)
                                                                           -------------         ------------
     Total stockholders' equity                                                5,122,960            (26,421)
                                                                           -------------         ------------
                                                                           $   5,162,500         $        -
                                                                           =============         ============
















                             See accompanying notes.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                          Three months ended          Nine months ended         (inception)
                                              September 30              September 30              through
                                        -----------------------   ------------------------       September
                                          2002          2001          2002         2001           30, 2002
                                        ----------  -----------   ------------  ----------    ---------------
Operating expenses                      $   2,491    $   8,176    $   13,109    $  23,975        $   40,030
                                        ----------  -----------   ------------  ----------    ---------------
Net loss from operations                   (2,491)      (8,176)      (13,109)     (23,975)          (40,030)

Provision for income taxes - State of Oregon
                                                -            -            10            -                10
                                        ----------   ----------   ------------  ----------    ---------------
Net loss                                $  (2,491)   $  (8,176)   $  (13,119)   $ (23,975)       $  (40,040)
                                        ==========   ==========   ============  ==========    ===============


Net loss per common share               $   (.001)   $   (.002)   $    (.003)   $   (.005)       $    (.008)
                                        ==========   ==========   ============  ==========    ===============

























                             See accompanying notes.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                          Three months ended          Nine months ended         (inception)
                                             September 30               September 30              through
                                        -----------------------   ------------------------       September
                                           2002          2001          2002         2001         30, 2002
                                        ----------  -----------   ------------  ----------    ---------------

Cash flows from operating
   activities:
   Net loss                             $  (2,491)   $  (8,176)   $  (13,119)   $ (23,975)       $  (40,040)
   Adjustments to reconcile net loss to
    net cash provided by
    operating activities:
     Shares issued in exchange                  -            -             -            -               500
     for services
     Changes in:
       Accounts payable                     1,775            -         1,775            -             1,775
       Accrued state income
        taxes                                   -            -            10            -                10
                                        ----------  -----------   ------------  ----------    ---------------
                                             (716)      (8,176)      (11,334)     (23,975)          (37,755)

Cash flows from financing
  activities -
   Expenses paid by
   stockholder on behalf of
   Company                                    716        8,176        11,334       23,975            37,755
                                        ----------  -----------   ------------  ----------    ---------------
Net change in cash                      $       -    $       -    $        -    $       -        $        -
                                        ==========   ==========   ============  ==========    ===============

Supplemental schedule of
  noncash financing activities:
     Common stock issued in
     exchange for services              $       -    $       -    $        -      $     -        $      500
                                        ==========   ==========   ============  ==========    ===============

     Available-for-sale
      investments contributed
      as additional paid-in
      capital                          $5,162,500    $       -    $        -    $       -       $ 5,162,500
                                        ==========   ==========   ============  ==========    ===============

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                               September 30, 2002

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying balance sheets as of September 30, 2002; for the three and nine months ended September 30, 2002 and 2001; and for the cumulative activity during development stage from June 2, 2000 (inception) through September 30, 2002 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the
         financial  statements,   necessary  to  present  fairly  its  financial
         position, results of its operations and cash flows. The results of operations for the three months and nine months ended September 30, 2002 and 2001 and for the cumulative activity during development stage from June 2, 2000 (inception) through September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         Investments: Investments are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that all applicable investments be classified as trading securities, available-for-sale securities, or hold-to-maturity securities. The statement further requires that hold-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair market value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effects of income taxes)

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                               September 30, 2002

1. Summary of Significant Accounting Policies (continued)
----------------------------------------------------------

         Investments (continued): until they are disposed of or sold. At the time of disposal or sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results.

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

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,000,000 for the three months and nine months ended September 30, 2002 and 2001 and for the cumulative period from June 2, 2000 (inception) through September 30, 2002.

2.       Available-for-sale Investments
         ------------------------------
         The Company's available-for-sale investments consist of U.S. corporate, publicly traded securities.

3.       Transactions with Stockholder
         -----------------------------
         The Company's operating expenses for the three months and nine months ended September 30, 2002 and 2001 and for the cumulative period from June 2, 2000 (inception) through September 30, 2002, consisting principally of professional services, were paid for by a stockholder. This individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

4.       Preferred Stock
         ---------------
         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

                    BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                               September 30, 2002

5.       Income Taxes
         ------------

         Deferred income taxes consisted of the following:
                                                                            September 30,      December 31,
                                                                                2002               2001
                                                                           ---------------    --------------
            Deferred tax asset - organization and start-up costs            $    6,000          $    5,520
           Valuation allowance                                                  (6,000)             (5,520)
                                                                           ---------------    --------------
              Net deferred income taxes                                     $        -          $        -
                                                                           ===============    ==============

         As a result of the Company's continued losses and uncertainties surrounding the realization of the organization and start-up costs, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of September 30, 2002 and December 31, 2001.

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                          Three months ended          Nine months ended         (inception)
                                             September 30               September 30              through
                                        -----------------------   ------------------------       September
                                           2002          2001          2002         2001         30, 2002
                                        ----------  -----------   ------------  ----------    ---------------
         Tax at statutory rates       $     (847)   $   (2,780)   $   (4,457)    $ (8,152)       $  (13,610)
         Differences resulting from:
           Progressive tax rates             473         1,554         2,491        4,556             7,605
           State taxes net of
            federal tax benefit                -             -            10            -                10
           Other                              74            26         1,486           96                (5)
           Change in deferred
           tax valuation
           allowance                         300         1,200           480        3,500             6,000
                                        ----------  -----------   ------------  ----------    ---------------
            Provision for income taxes$        -    $        -    $       10     $       -       $       10
                                        ==========   ==========   ============  ==========    ===============

Item 2 Management's Discussion And Analysis of Financial Condition And Results of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001:

         Since inception, the Company has not commenced any formal business operations. All activities since inception have been devoted toward identifying business combination opportunities and regulatory compliance activities. Net income for the nine months ended September 30, 2002 decreased by $10,856 compared to the nine months ended September 30, 2001 primarily due to a decrease in professional fees.

Revenues:
---------

         The Company has had no revenues from operations since inception.

Operating expenses:
-------------------

         Since inception operating expenses consists primarily of organizational costs and regulatory compliance expenses. Operating expenses for the nine months ended September 30, 2002 decreased by $10,866 compared to the nine months ended September 30, 2001 primarily due to a decrease in professional fees.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         In September 2002, a shareholder of the Company contributed investments in a U.S. corporate, publicly traded company.

         Liabilities as of September 30, 2002 and December 31, 2001 consisted of payables to a stockholder for operating expenses this individual paid for on behalf of the Company.

                                     Part 1
                              Financial Information

Item 2. Plan of Operation

         The Company continues to seek a viable business opportunity by merger or acquisition. At this time, no specific business opportunities have yet been identified.

Item 3. Controls and Procedures

         The Company's President and Chief Executive Officer is satisfied with the effectiveness of the Company's internal controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 based on an evaluation of said controls and procedures.



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

Item 5.           Other Information

                  Item 5. Other Information

                  Effective September 26, 2002, Daniel M. Smith, the Company's President and a director, contributed to the Company 1,652,000 shares of the common stock of Tessa Complete Health Care, Inc.("Tessa Shares") which were registered in Mr. Smith's name. The Tessa Shares have been designated as additional paid in capital in the amount of $5,162,500 based on the closing bid price of $3 1/8 for the Tessa Shares as quoted on the OTC BB as of September 26, 2002.

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

                  3.3 Specimen Stock Certificate filed as Exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000 and incorporated herein by reference.

                  10.1 Stock Purchase Agreement dated March 19, 2001 between Daniel M. Smith Joy E. Livingston, Dotcom Internet Ventures Ltd. and Breakthrough Technology Partners I, Inc.


         (b)      8-K Reports

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREAKTHROUGH TECHNOLOGY PARTNERS I, INC.

Date:  November 19, 2002                 By:/s/ DANIEL M. SMITH
                                         -------------------------------------
                                         Daniel M. Smith, President

                            Form 10-QSB Certification

         I, Daniel M. Smith, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002.

                                                 /s/ DANIEL M. SMITH
                                                --------------------------------
                                                 Daniel M. Smith
                                                 Title: President