Form 10KSB
period 2002-12-31
CALIFORNIA CLEAN AIR INC
filed 2003-03-28
CIK 1119697

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

                         Commission file number 0-23111

                           CALIFORNIA CLEAN AIR, INC.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                                23-3048624
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

         10345 SW 69th Avenue, Tigard, OR                  97223
     (Address of principal executive offices)           (Zip Code)

                    Issuer's Telephone Number: (503) 803-0300

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $.001 par value per share.
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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form 10K-SB and such disclosure will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part I or Part II of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                  ---

         The issuer's revenue for the 12 months ended December 31, 2002 was $0.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2002, was $0.

         The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 was 5,000,000.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company

     The Company was originally called Breakthrough Technology Partners I, Inc., and was incorporated on June 2, 2000 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     Effective December 20, 2002, the Company changed its state of incorporation and legal domicile to the state of Nevada and simultaneously changed its name to California Clean Air, Inc. The change of legal domicile and change of name occurred pursuant to an Agreement and Plan of Merger dated December 18, 2002 between the Company and California Clean Air, Inc., a Nevada corporation ("Reincorporation Merger").

     As a result of the Reincorporation Merger, the authorized capital stock of the Company was increased to 100,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of preferred stock, par value $0.001. As of December 31, 2002, 5,000,000 shares of common stock are issued and outstanding. No shares of preferred stock have been issued.

     Upon the effectiveness of the Reincorporation Merger on December 20, 2002, Daniel M. Smith resigned as President, Corporate Secretary and a director of the Company. Stephen D. Wilson became President, Corporate Secretary and the sole director of the Company upon Mr. Smith's resignation.

     The Company files periodic reports with the Securities and Exchange Commission, including quarterly reports on Form 10Q-SB and annual reports on Form 10K-SB. The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of the website is www.sec.gov.

     The Company's principal executive office is currently located at 10345 SW 69th Avenue, Tigard, OR 97223. The telephone number is (503)803-0300. The facsimile number is (503)537-0994.

General Business Plan

     On November 21, 2002, the Company organized Smog Centers of California, LLC, an Oregon limited liability company ("Smog Centers"), for the purpose of pursuing the Company's principal business activity as further described herein. The Company is the sole member at this time of Smog Centers and Stephen D. Wilson, the President of the Company, is the limited liability company manager of Smog Centers.

     Smog Centers will be in the business of acquiring, owning and operating "test-only" vehicles emissions inspection facilities under the Smog Check II program adopted by the State of California. The "test-only" facilities are privately-owned and operated and are licensed by the State of California to perform only tests on motor vehicles and are prohibited from performing any automotive repairs. Smog Centers intends to acquire the testing facilities from existing owner-operators.

     As a result of the federal 1990 Clean Air Act and studies conducted by the federal Environmental Protection Agency, the state of California has been required to conduct smog check inspections with increasingly stronger requirements for the control of automotive pollution. To implement this policy, California created the "Smog Check II" program. The program required that passenger vehicles older than four years in certain "Enhanced Areas" to have a smog test every two years. Under the program, "Enhanced Areas" are cities in the state with the poorest air quality. Currently, it is estimated that 60%-70% of the population of California reside in these "Enhanced Areas".

     The California Bureau of Automobiles has established certain "test-only" centers which are smog check centers which cannot perform vehicle repairs. The "test-only" centers are allowed to conduct emissions tests; but in the event a vehicle fails the test, the centers are not allowed to make repairs. It was determined that independent "test-only" facilities were more effective in reducing pollution than those operated by repair shops. The "test-only" system was meant to curb fraud, in the form of either needless repairs or bribes.

     In 2001, 15% of automobiles in "Enhanced Areas", which is over one million vehicles, were required to have emissions tests performed at "test-only" facilities. The California Bureau of Automobiles indicated that the percentage of automobiles in these "Enhanced Areas" that will be required to be inspected at "test-only" facilities will increase from 15% in 2001 to 36% by the end of 2002.

     In 2003, the San Francisco Bay Area was designated by the California legislature as one of the "Enhanced Areas" which will result in a significant increase in the number of vehicles required to be tested at "test-only" centers. The new Bay Area testing requirements will take effect once the test centers have been established with all necessary diagnostic equipment. California officials expect that the process of installing the testing infrastructure could take about one year to complete. It is estimated that up to 4.5 million vehicles in the nine-county Bay Area will be covered by the new requirements. Under the new legislation, owners of vehicles less than six model- years old, up from the current four, will likely be exempted from the biennial smog test.

     The Company believes that there is an attractive business opportunity in the ownership and operation of the "test-only" smog control centers. The Company will acquire the "test-only" facilities from existing owner-operators who are interested in selling their respective sites. While the terms and conditions of each acquisition will vary, the first site to be acquired is likely to involve the following terms and conditions:

                  Purchase Price                      $175,000.00
                  Downpayment                          120,000.00

     The balance of $55,000 to be paid over a period of eight months with interest on the unpaid balance to be negotiated. It is possible that the seller will require that the unpaid balance be secured by certain collateral, such as the facility and its other tangible assets.



     In most cases, the Company will be required to enter into a ground lease with the owner of the real property upon which the facility sits. A typical ground lease will be for a term of three to five years with payments ranging from $700 to $1,500 per month. As with the acquisition of the facilities themselves, the terms and conditions of the ground leases will vary with each facility.

     At this time, the Company has not acquired any testing facility. It continues to seek attractive sites for possible acquisition.

     The Company does not have any full or part-time employees at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 26, 2002, the then current shareholders of the Company, Daniel
M. Smith and Joy E. Livingston, who held all of the issued and outstanding common stock of the Company, approved and authorized the Company to enter into the Reincorporation Merger. The approval and authorization by the shareholders was by consent action without a meeting pursuant to the Delaware Corporation Law.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public market for the Company's securities. The Company does not intend to trade its securities in the secondary market until completion of a public offering of its common stock. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or the NASD BBXchange.

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


-----------------
     (1) When the Company was known as Breakthrough Technology Partners I, Inc., the shares were issued to DotCom Internet Ventures Ltd. in return for services provided to the Company by DotCom Internet Ventures Ltd., in lieu of cash. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------
Year ended December 31, 2002 compared to the year ended December 31, 2001:
-------------------------------------------------------------------------

         Since  inception,  the Company has not  commenced  any formal  business operations and has had no income. All activities since inception has been devoted toward identifying business opportunities. All expenses since inception consists of organizational and regulatory compliance costs. Since inception, an individual, considered to be a related party, has directly paid for all costs. There can be no assurances that this individual will continue to pay for operating expenses in the future. However, this individual has agreed not to demand repayment of amounts he has paid for until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

Revenues:
--------

         The Company had no revenues for the years ended December 31, 2002 or 2001.

Operating expenses:
------------------

         Operating expenses for the year ended December 31, 2002 aggregated $23,110 which represented a decreased of $3,311 compared to the year ended December 31, 2001. Operating expenses for the years ended December 31, 2002 and 2001 consisted of organizational and regulatory compliance costs provided by outside professionals.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         The Company had no assets as of December 31, 2002 or 2001.

         Liabilities as of December 31, 2002 consisted of payables to an individual, considered to be a related party, which has directly paid for all costs since inception and accrued state income taxes. Liabilities as of December 31, 2001 consisted only of payables to the related party.

ITEM 7.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                     Years ended December 31, 2002 and 2001
                                    Contents



                                                                           Page
Report of Independent Auditor's............................................ F2

Consolidated Financial Statements:
   Balance sheets.......................................................... F3
   Statements of operations................................................ F4
   Statements of changes in net capital deficiency......................... F5
   Statements of cash flows................................................ F6
   Notes to financial statements...........................................F7-F9

                         REPORT OF INDEPENDENT AUDITOR'S


To the Stockholders
California Clean Air, Inc.
(formerly Breakthrough Technology Partners I, Inc.)
(A Development Stage Enterprise)


We have audited the consolidated balance sheets of California Clean Air, Inc. (formerly Breakthrough Technology Partners I, Inc.) (a development state enterprise) as of December 31, 2002, and the related consolidated statements of operations, changes in net capital deficiency, and cash flows for the years then ended and for the cumulative activity during development stage from June 2, 2000 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Clean Air, Inc. (formerly Breakthrough Technology Partners I, Inc.) (a development stage enterprise) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the cumulative activity during development stage June 2, 2000 (inception) through December 31, 2002 in accordance with U.S. generally accepted accounting principles.





March 25, 2003
Portland, OR

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                                                                                             December 31
                                                                                       ----------------------
                                                                                          2002         2001
                                         ASSETS                                        ---------    ---------
                                         ------
Current assets                                                                        $        -   $        -
                                                                                       ---------    ---------
     Total current assets                                                                      -            -

Other assets                                                                                   -            -
                                                                                       ---------    ---------

                                                                                      $        -   $        -
                                                                                       =========    =========

                         LIABILITIES AND NET CAPITAL DEFICIENCY
                         --------------------------------------

Current liabilities -
   Accrued state taxes payable                                                        $       20   $        -
                                                                                       ---------    ---------
     Total current liabilities                                                                20            -

Payable to related party                                                                  49,531       26,421

Stockholders' equity:
   Preferred stock; $.001 par value; authorized 20,000,000 shares                              -            -
   Common stock; $.001 par value; authorized 100,000,000 shares;
    issued and outstanding 5,000,000 shares                                                5,000        5,000
   Deficit accumulated during development stage                                          (54,551)     (31,421)
                                                                                       ---------    ---------
     Net capital deficiency                                                              (49,551)     (26,421)
                                                                                       ---------    ---------

                                                                                      $        -   $        -
                                                                                       =========    =========










                             See accompanying notes.
                                       F-3

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                                                     stage
                                                                                                 June 2, 2000
                                                                                                  (inception)
                                                                Years ended December 31             through
                                                           ----------------------------          December 31,
                                                                2002              2001               2002
                                                           ---------------  ----------------  -----------------
Operating expenses                                          $    23,110      $    26,421          $   50,031
                                                             ----------       ----------           ---------

Net loss from operations                                        (23,110)         (26,421)            (50,031)

Provision for income taxes - State of Oregon                         20                -                  20
                                                             ----------       ----------           ---------

Net loss                                                    $   (23,130)     $   (26,421)         $  (50,051)
                                                             ==========       ==========           =========


Net loss per common share                                   $    (.0046)     $    (.0053)         $   (.0100)
                                                             ==========       ==========           =========























                             See accompanying notes.
                                       F-4

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

          Consolidated Statements of Changes in Net Capital Deficiency

               June 2, 2000 (inception) through December 31, 2002

                                                                                   Deficit
                                                                                 accumulated
                              Preferred stock             Common stock             during
                         ------------------------  -------------------------     development       Net capital
                           shares       amount         shares       amount          stage          deficiency
                         -----------  -----------  ------------  -----------  ----------------  ---------------
Shares issued in exchange
  for
  services                     -        $   -         5,000,000   $    500        $        -      $      500
Effect of change in par
  value of capital
  stock                        -            -                 -      4,500            (4,500)              -
Net loss for the period
  from June 2, 2000
  (inception) through
  December 31, 2000            -            -                 -          -              (500)           (500)
                            ----         ----      ------------    -------         ---------       ---------

Balance at December 31,
  2000                         -            -         5,000,000      5,000            (5,000)              -

Net loss                       -            -                 -          -           (26,421)        (26,421)
                            ----         ----      ------------    -------         ---------       ---------

Balance at December 31,
  2001                         -            -         5,000,000      5,000           (31,421)        (26,421)

Net loss                       -            -                 -          -           (23,130)        (23,130)
                            ----         ----      ------------    -------         ---------       ---------

Balance at December 31,
  2002                         -        $   -         5,000,000   $  5,000        $  (54,551)     $  (49,551)
                            ====         ====      ============    =======         =========       =========













                             See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                                                     stage
                                                                                                 June 2, 2000
                                                                                                  (inception)
                                                                Years ended December 31             through
                                                           ---------------------------------     December 31,
                                                                2002              2001               2002
                                                           ---------------  ----------------  -----------------
Cash flows from operating activities:
   Net loss                                                 $   (23,130)     $   (26,421)       $   (50,051)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Shares issued in exchange for services                           -                -                500
     Increase in accrued state income taxes                          20                -                 20
                                                             ----------       ----------         ----------
                                                                (23,110)         (26,421)           (49,531)
Cash flows from financing activities -
   Expenses paid by related party on behalf of Company           23,110           26,421             49,531
                                                             ----------       ----------         ----------

Net change in cash                                          $         -      $         -        $         -
                                                             ==========       ==========         ==========




Supplemental schedule of noncash financing activities
  - common stock issued in exchange for services            $         -      $         -        $       500
                                                             ==========       ==========         ==========
















                             See accompanying notes.
                                       F-6

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                December 31, 2002

1.       Summary of significant accounting policies
         ------------------------------------------

         COMPANY: California Clean Air, Inc. (the "Company") was originally incorporated in the State of Delaware as Breakthrough Technology Partners I, Inc. on June 2, 2000 to serve as a vehicle to affect a merger, exchange capital stock, participate in an asset acquisition, or any other business combination with a domestic or foreign private business.

         Effective December 20, 2002, the Company changed its state of incorporation and legal domicile to the State of Nevada and simultaneously changed its name to California Clean Air, Inc. The change of legal domicile and change of name occurred pursuant to an Agreement and Plan of Merger ("Reincorporation Merger") dated December 18, 2002 between the Company and California Clean Air, Inc., a Nevada corporation.

         BASIS OF CONSOLIDATION: On November 21, 2002, the Company organized Smog Centers of California, LLC ("Smog Centers"), an Oregon limited liability company. California Clean Air, Inc. is the sole owner of Smog Centers. Smog Centers was organized to acquire, own and operate test-only vehicles emissions inspection facilities in the State of California under their Smog Check II program.

         The  consolidated   financial   statements   include  the  accounts  of
         California Clean Air, Inc. and Smog Centers. All intercompany accounts and transactions have been eliminated.

         DEVELOPMENT STAGE ENTERPRISE: Since inception, the Company has not commenced any formal business operations. The Company is considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

         CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

         INCOME TAXES: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         INCOME TAXES (CONTINUED): enactment date. The Company provides a valuation allowance for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         REPORTING CONSOLIDATED COMPREHENSIVE INCOME (LOSS): The Company reports and displays consolidated comprehensive income (loss) and its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the years ended December 31, 2002 and 2001.

         NET LOSS PER SHARE: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,000,000 for the years ended December 31, 2002 and 2001 and for the cumulative activity during development stage June 2, 2000 (inception) through December 31, 2002.

         USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Transactions with related parties
         ---------------------------------

         The  Company's   operating   expenses   since   inception,   consisting
         principally of professional services, has been paid for by an individual considered to be a related party. The advances are non-interest bearing and due on demand; however, this individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

3.       Reincorporation merger
         ----------------------

         As a result of the Reincorporation Merger, the authorized capital stock of the Company was increased to 20,000,000 shares of preferred stock and 100,000,000 shares of common stock and changed the par value of each class of capital stock from $.0001 per share to $.001 per share. All share amounts have been restated in

         ----------------------------------

         the accompanying consolidated financial statements as a result of the Reincorporation Merger.

4.       Preferred stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

5.       Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:
                                                                                            2002        2001
                                                                                        ----------   ---------
         Deferred tax asset - business start-up and organizational
          expenditures                                                                  $   10,800    $  5,520

         Valuation allowance                                                               (10,800)     (5,520)
                                                                                         ---------     -------

            Net deferred income taxes                                                   $        -    $      -
                                                                                         =========     =======

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                                                     stage
                                                                                                 June 2, 2000
                                                                                                  (inception)
                                                                Years ended December 31             through
                                                           ---------------------------------     December 31,
                                                                2002              2001               2002
                                                           ---------------  ----------------  -----------------
         Tax at statutory rates                              $  (7,857)        $ (8,983)        $  (17,017)
         Differences resulting from:
            Progressive tax rates                                4,390            5,020              9,512
            State taxes net of federal tax benefit              (1,793)          (1,482)            (3,275)
            Change in deferred tax valuation allowance           5,280            5,445             10,800
                                                              --------          -------          ---------

            Provision for income taxes                       $      20         $      -          $      20
                                                              ========          =======           ========

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

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company currently has one Director and Officer as follows:

 Name                    Age         Positions and Offices Held
 ----                    ---         --------------------------
 Stephen D. Wilson       27          President, Chief Executive Officer,
                                     Corporate Secretary and Director


     Stephen D. Wilson has been President, Corporate Secretary and sole director of the Company since Decemeber 20, 2002.

     From 1995-1997, Mr. Wilson was an Account Manager in the Portland, Oregon office for Coca-Cola Enterprises. Since 1997, Mr. Wilson has owned and operated a general construction company in the Portland, Oregon metropolitan area specializing in up-scale custom homes. Mr. Wilson is also the President, Chief Executive Officer and a director of Tessa Complete Health Care, Inc.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Stephen D. Wilson was delinquent in filing Form 3, Initial Statement of Beneficial Ownership of Securities. Form 3 should have been filed no later than December 30, 2002. Mr. Wilson filed on February 11, 2003. Mr. Wilson does not hold any securities of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     No employment compensation is paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. Its sole director and officer, Stephen D. Wilson, does not receive any compensation for his duties at this time.

     The Company has no employment agreements with any persons. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth each person known by the Company as of the date of this report to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


Name and Address                   Amount of Beneficial          Percentage
of Beneficial Owner                     Ownership                 of Class
-------------------                --------------------          ----------
Daniel M. Smith                         2,500,000                    50%
32700 N.E. Lesley Rd.
Newberg, OR 97132

Joy E. Livingston                       2,500,000                    50%
PMB-109  PO Box 439060
San Diego, CA 92143

Stephen D. Wilson                           0                         0%
10345 SW 69th Ave.
Tigard, OR 97223

All Executive Officers and
Directors as a Group (1 Person)             0                         0%
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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     * (2.0) Stock Purchase Agreement dated March 19, 2001 between Daniel M. Smith; Joy Livingston; Breakthrough Technology Partners I, Inc.; and DotCom Internet Ventures Ltd.

         (2.1) Agreement and Plan of Merger dated December 18, 2002 between
               Breakthrough Technology Partners I, Ltd. and California Clean Air, Inc.

     * (3.1) Certificate of Incorporation of Breakthrough Technology Partners I, Inc.

         (3.2) Certificate of Incorporation of California Clean Air, Inc.

         (3.3) Amended and Restated Bylaws.

         (3.4) Articles of Organization of Smog Centers of California, LLC.

         (3.5) Operating Agreement of Smog Centers of California, LLC dated
               January 9, 2003.

         (4.0) Specimen Stock Certificates.


     * Incorporated herein by reference.

     (b) Reports on Form 8-K.

     On August 13, 2002, the Company filed a Current Report on Form 8-K in connection with the certification of financial statements by Daniel M. Smith as required under Section 906 of the Sarbanes-Oxley Act of 2002.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CALIFORNIA CLEAN AIR, INC.

                            By: /s/ STEPHEN D. WILSON
                            -----------------------------------
                            Stephen D. Wilson
                            President

                            Date: March 28, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                              Date
---------         -----                              ----

/s/ STEPHEN D. WILSON                              March 28, 2003
--------------------------
Stephen D. Wilson, President

                            FORM 10K-SB CERTIFICATION

         I, Stephen D. Wilson, certify that:

         1. I have reviewed this annual report on Form 10K-SB of California Clean Air, Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 28, 2003
                                    /s/ STEPHEN D. WILSON
                                    Title: President and Chief Executive Officer

                 STATEMENT OF CHIEF EXECUTIVE OFFICER REGARDING
            FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Stephen D. Wilson state and certify as follows:

         The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of California Clean Air, Inc.

         This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Dated: March 28, 2003                                  /s/ STEPHEN D. WILSON