Form 10QSB
period 2003-03-31
CALIFORNIA CLEAN AIR INC
filed 2003-05-15
CIK 1119697

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


                           CALIFORNIA CLEAN AIR, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-23111

            Nevada                                            23-3048624
(State or other jurisdiction of                            (I.R.S. Employer
         incorporation)                                 Identification Number)


                     10345 SW 69th Avenue, Tigard, OR 97223
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (503) 803-0300
                            -------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the registrant's common stock, $0.0001 par value, as of March 31, 2003: 5,000,000.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                                March 31,        December 31,
                                                                                  2003               2002
                                                                             -------------    ----------------
                                               Assets
Current assets -
   Cash                                                                        $     162         $        -
                                                                                --------          ---------
     Total current assets                                                            162                  -

Other assets                                                                           -                  -
                                                                                --------          ---------

                                                                               $     162         $        -
                                                                                ========          =========

                               LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                                            $   7,100         $        -
   Accrued state taxes payable                                                        30                 20
                                                                                --------          ---------
     Total current liabilities                                                     7,130                 20

Payable to related parties                                                        59,563             49,531

Net capital deficiency:
   Preferred stock; $.001 par value; authorized 20,000,000 shares - - Common stock; $.001 par value; authorized 100,000,000 shares; issued and outstanding
    5,000,000 shares                                                               5,000              5,000
   Deficit accumulated during the development stage                              (71,531)           (54,551)
                                                                                --------          ---------
     Net capital deficiency                                                      (66,531)           (49,551)
                                                                                --------          ---------

                                                                               $     162         $        -
                                                                                ========          =========














                             See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations

                                                                                                Cumulative
                                                                                             activity during
                                                                                               development
                                                                                                 stage
                                                                                              June 2, 2000
                                                                    Three months ended        (inception)
                                                                 -------------------------      through
                                                                      2003          2002     March 31, 2003
                                                                 ------------    ---------   ---------------
Operating expenses                                               $    16,970     $  1,680       $    67,001
                                                                 ------------    ---------   ---------------
Net loss from operations                                             (16,970)      (1,680)          (67,001)

Provision for income taxes - State of Oregon                              10           10                30
                                                                 ------------    ---------   ---------------

Net loss                                                         $   (16,980)    $ (1,690)      $   (67,031)
                                                                 ============    =========   ===============



Net loss per common share                                           $  (.003)    $  (.001)       $    (.013)
                                                                 ============    =========   ===============




























                             See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows


                                                                                              Cumulative
                                                                                            activity during
                                                                                              development
                                                                                                 stage
                                                                                              June 2, 2000
                                                                    Three months ended        (inception)
                                                                 -------------------------      through
                                                                      2003          2002     March 31, 2003
                                                                 ------------    ---------   --------------
Cash flows from operating activities:
   Net loss                                                      $   (16,980)    $ (1,690)      $   (67,031)
   Adjustment to reconcile net loss to net cash
    provided by operating activities-
     Shares issued in exchange for services                                -            -               500
     Changes in liabilities:
       Accounts payable                                                7,100            -             7,100
       Accrued state income taxes                                         10           10                30
                                                                 ------------    ---------   --------------
                                                                      (9,870)      (1,680)          (59,401)

Cash flows from financing activities -
   Expenses paid by related parties on behalf of Company              10,032        1,680            59,563
                                                                 ------------    ---------   --------------

Net change in cash                                                       162            -               162

Cash at beginning of period                                                -            -                 -
                                                                 ------------    ---------   --------------

Cash at end of period                                            $       162     $      -       $       162
                                                                 ============    =========   ==============




Supplemental schedule of noncash financing activities -
     Common stock issued in exchange for services                $         -     $      -       $       500
                                                                 ============    =========   ==============












                            See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                 March 31, 2003


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

         INTERIM REPORTING: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of March 31, 2003 and 2002 and for the three months then ended and for the cumulative period from June 2, 2000 (inception) through March 31, 2003 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         CASH EQUIVALENTS: For purposes of the statement of cash flows, cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                 March 31, 2003

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

         REPORTING CONSOLIDATED COMPREHENSIVE INCOME (LOSS): The Company reports and displays consolidated comprehensive income (loss) and its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the three months ended March 31, 2003 and 2002.

         NET LOSS PER SHARE: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,000,000 for the three months ended March 31, 2003 and 2002 and for the cumulative period from June 2, 2000 (inception) through March 31, 2003.

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

2.       Transactions with related parties
         ---------------------------------

         The Company's operating expenses since inception, consisting principally of professional services, has been paid for by individuals considered to be related parties. The advances are non-interest bearing and due on demand; however, the individuals have agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002 AND THE PERIOD FROM JUNE 2, 2000 (INCEPTION) THROUGH MARCH 31, 2003:

         Since inception, the Company has not commenced any formal business operations. Operating expenses incurred during the three months ended March 31, 2003 of $16,970 and $66,501 for the period from June 2, 2000 (inception) through March 31, 2003 resulted from expenses for regulatory compliance.

Revenues:
--------

         The Company had no revenues for the three months ended March 31, 2003 or 2002 or for the period from June 2, 2000 (inception) through March 31, 2003.

Operating expenses:
------------------

         Operating expenses for the three months ended March 31, 2003 increased $15,290 compared to the three months ended March 31, 2002 primarily as a result of the Company's Agreement and Plan of Merger and the organization of its wholly owned subsidiary Smog Centers of California, LLC.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         The Company had substantially no assets as of March 31, 2003 or December 31, 2002.

         Liabilities as of March 31, 2003 consisted primarily of $59,563 payable to related parties for expenses paid on behalf of the Company and $7,100 of trade accounts payable. Liabilities as of December 31, 2002 consisted primarily of $49,531 payables to a related party for expenses he paid on behalf of the Company. The Board of Directors of the Company has agreed to reimburse these related parties for these expenses without interest. These individual have agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

ITEM 3   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                    PART II
                               OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     * (2.0) Stock Purchase Agreement dated March 19, 2001 between Daniel M. Smith; Joy Livingston; Breakthrough Technology Partners I, Inc.; and DotCom Internet Ventures Ltd.

     * (2.1) Agreement and Plan of Merger dated December 18, 2002 between Breakthrough Technology Partners I, Ltd. and California Clean Air, Inc.

     * (3.1) Certificate of Incorporation of Breakthrough Technology Partners I, Inc.

     *   (3.2) Certificate of Incorporation of California Clean Air, Inc.

     *   (3.3) Amended and Restated Bylaws.

     *   (3.4) Articles of Organization of Smog Centers of California, LLC.

     * (3.5) Operating Agreement of Smog Centers of California, LLC dated January 9, 2003.

     *   (4.0) Specimen Stock Certificates.


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

                            Date: May 15, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                              Date
---------         -----                              ----

/s/ STEPHEN D. WILSON                              May 15, 2003
--------------------------
Stephen D. Wilson, President

                            FORM 10-QSB CERTIFICATION

         I, Stephen D. Wilson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of California Clean Air, Inc;

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

         Date: May 15, 2003
                                    /s/ STEPHEN D. WILSON
                                    Title: President and Chief Executive Officer