Form 10QSB
period 2003-06-30
CALIFORNIA CLEAN AIR INC
filed 2003-08-21
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended   June 30, 2003
                                                         --------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      For the Transition Period from               to
                                     ------------    -------------


                           CALIFORNIA CLEAN AIR, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-23111

            Nevada                                            23-3048624
-------------------------------                             ---------------
(State or other jurisdiction of                            (I.R.S. Employer
         incorporation)                                 Identification Number)


               3790 Via de la Valle, Suite 103, Del Mar, CA 92014
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  (760)494-6497
                            -------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the registrant's common stock, $0.0001 par value, as of June 30, 2003: 5,000,000.

                                     PART 1
                              FINANCIAL INFORMATION

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets
                             See accompanying notes.


                                                            June 30,      December 31,
                                                              2003            2002
                                                            --------       ---------
                                     Assets
Current assets -
   Cash                                                    $     107      $        -
                                                            --------       ---------
     Total current assets                                        107               -

Deposits                                                      10,000               -
                                                            --------       ---------

                                                           $  10,107      $        -
                                                            ========       =========

                     LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                        $   7,100      $        -
   Accrued state taxes payable                                    30              20
                                                            --------       ---------
     Total current liabilities                                 7,130              20

Payable to related parties                                    93,968          49,531

Net capital deficiency:
   Preferred stock; $.0001 par value; authorized 20,000,000
     shares                                                        -               -
   Common stock; $.0001 par value;  authorized  100,000,000
     shares; issued and outstanding 5,000,000 shares           5,000           5,000
   Deficit accumulated during the development stage          (95,991)        (54,551)
                                                            --------       ---------
     Net capital deficiency                                  (90,991)        (49,551)
                                                            --------       ---------

                                                           $  10,107      $        -
                                                            ========       =========









                            See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations

                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                             Three months                Six months             (inception)
                                             ended June 30              ended June 30             through
                                       ------------------------   ------------------------
                                           2003         2002          2003         2002        June 30, 2003
                                       -----------  -----------   -----------   ----------     ---------------

Operating expenses                     $   24,460   $    8,938    $   41,430    $  10,618        $   95,961
                                        ---------    ---------     ---------     --------         ---------
Net loss from operations                  (24,460)      (8,938)      (41,430)     (10,618)          (95,961)

Provision for income taxes - State of
  Oregon                                        -            -            10           10                30
                                         --------    ---------     ---------     --------         ---------

Net loss                               $  (24,460)  $   (8,938)   $  (41,440)   $ (10,628)       $  (95,991)
                                        =========    =========     =========     ========         =========



Net loss per common share               $   (.005)  $    (.002)   $    (.008)   $   (.002)       $    (.019)
                                         ========    =========     =========     ========         =========

























                            See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                                                                                Cumulative
                                                                                              activity during
                                                                                                development
                                                                                                   stage
                                                                                               June 2, 2000
                                              Three months               Six months             (inception)
                                             ended June 30              ended June 30             through
                                       ------------------------   ------------------------
                                          2003          2002          2003         2002      June 30, 2003
                                       -----------  -----------   -----------   ----------   ------------------
Cash flows from operating activities:
   Net loss                            $  (24,460)  $   (8,938)   $  (41,440)   $ (10,628)       $  (95,991)
   Adjustments to reconcile net loss to
    net cash used for operating activities:
     Shares issued in exchange for services     -            -             -            -             5,000
     Changes in liabilities:
       Accounts payable                         -            -         7,100            -             7,100
       Accrued state income
        taxes                                   -            -            10           10                30
                                        ---------    ---------     ---------     --------         ---------
                                          (24,460)      (8,938)      (34,330)     (10,618)          (83,861)

Cash flows from investing activities -
   Deposits paid                          (10,000)           -       (10,000)           -           (10,000)

Cash flows from financing activities -
   Advances from, or expenses paid on
    behalf of the Company directly by,
    related parties                        34,405        8,938        44,437       10,618            93,968
                                        ---------    ---------     ---------     --------         ---------

Net change in cash                            (55)           -           107            -               107

Cash at beginning of period                   162            -             -            -                 -
                                        ---------    ---------     ---------     --------         ---------

Net change in cash                     $      107   $        -    $      107    $       -        $      107
                                        =========    =========     =========     ========         =========



Supplemental schedule of
  noncash financing activities -
     Common stock issued in exchange for
      services                          $       -   $        -    $        -    $       -        $    5,000
                                         ========    =========     =========     ========         =========





                            See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                  June 30, 2003


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

         Interim reporting: The Company's year end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of June 30, 2003 and 2002 and for the three and six months then ended and for the cumulative period from June 2, 2000 (inception) through June 30, 2003 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         Stock based compensation: The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

         Stock based compensation (continued): related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

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

         Reporting consolidated comprehensive income (loss): The Company reports and displays consolidated comprehensive income (loss) and its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the three and six months ended June 30, 2003 and 2002 and for the cumulative period from June 2, 2000 (inception) through June 30, 2003.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,000,000 for the three and six months ended June 30, 2003 and 2002 and for the cumulative period from June 2, 2000 (inception) through June 30, 2003.

         Segment reporting: The Company will begin to report information about operating segments and related disclosures about products and services, geographic areas and major customers under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" when

                           CALIFORNIA CLEAN AIR, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                                  June 30, 2003


1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

         Segment reporting (continued): operations begin. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

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

2.       Deposits
         --------

         On June 16, 2003, Smog Centers entered into a Letter of Intent to acquire all of the assets used in a business operating a test-only vehicles emissions inspection facility in the State of California under their Smog Check II program. Under the Letter of Intent, the purchase price will be $60,000. The business combination will be accounted for as a purchase.

         As of June 30, 2003, the Company has paid an aggregate of $10,000 toward the purchase of the assets. The balance of $50,000 is to be paid upon the execution of a definitive Asset Purchase or Acquisition agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2003 compared to the three months ended June 30,
--------------------------------------------------------------------------------
2002; six months ended June 30, 2003 compared to the six months ended June 30,
--------------------------------------------------------------------------------
2002; and the period from June 2, 2000 (inception) through June 30, 2003:
------------------------------------------------------------------------

         Since inception, the Company has not commenced any formal business operations. All activities have been devoted toward identifying business combination opportunities and compliance with U.S. Securities and Exchange Commission Rules and Regulations. Operating expenses of $24,460 incurred during the three months ended June 30, 2003 increased $15,522 compared to operating expenses for the three months ended June 30, 2002 primarily as a result of additional legal expenses relating to the acquisition of assets of a Smog Center in California.

Revenues:
--------

         The Company had no revenues for the three and six months ended June 30, 2003 and 2002 or for the period from June 2, 2000 (inception) through June 30, 2003.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         The Company's assets as of June 30, 2003 increased by $10,107 from those as of December 31, 2002 primarily as a result of deposits paid for the acquisition of assets of a Smog Center in California.

         Liabilities as of June 30, 2003 consisted of accounts payable of $7,100 and payables to related parties of $93,968. As of December 31, 2002, liabilities consisted only of $49,531 of payables to related parties. Payables to related parties increased $44,437 from December 31, 2002 to June 30, 2003 due to operating expenses incurred during that period. Related parties have been paying the operating expenses of the Company since inception and the Board of Directors have agreed to reimburse these individuals for the amount without interest. These individuals have agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.


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

ITEM 5.           OTHER INFORMATION.

                  On June 16, 2003, the Company, through its affiliate, Smog Centers of California, LLC, entered into a Letter of Intent with Quang Vuong to acquire all of the assets ("Assets") used in the business operating under the name Broadway Smog Check located at 7310 Broadway, Lemon Grove, California. Broadway Smog Check is engaged in the business of operating a vehicle emissions test station licensed by the California Bureau of Automotive Repair under the California Smog Check II program.

                  Under the Letter of Intent the purchase price for the Assets will be $60,000. An initial payment of $5,000 was made at the time of the signing of the Letter of Intent. The balance of $55,000 is to be paid upon the execution of a definitive Asset Purchase or Acquisition Agreement.

                  A copy of the Letter of Intent is attached as an Exhibit to this Report.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1     Letter of Intent dated June 12, 2003.

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

                            Date: August 21, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                 Date
---------         -----                            ---------------

/s/ STEPHEN D. WILSON                              August 21, 2003
--------------------------
Stephen D. Wilson, President

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

         Date: August 21, 2003
                                    /s/ STEPHEN D. WILSON
                                    Title: President and Chief Executive Officer