Form 10KSB/A
period 2002-12-31
CALIFORNIA CLEAN AIR INC
filed 2003-10-30
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                  FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD


                         Commission file number 0-31451


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

     The Company believes that there is an attractive business opportunity in the ownership and operation of the "Tests-Only" smog control centers. The Company will acquire the "Test- Only" facilities from existing owner-operators who are interested in selling their respective sites. While the terms and conditions of each acquisition will vary, the first site to be acquired is likely to involve the following terms and conditions:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 26, 2002, the then current shareholders of the Company, Daniel
M. Smith and Joy E. Livingston, who hold all of the issued and outstanding common stock of the Company, approved and authorized the Company to enter into the Reincorporation Merger. The approval and authorization by the shareholders was by consent action without a meeting pursuant to the Delaware Corporation Law.

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

ITEM 7.  FINANCIAL STATEMENTS.





                          INDEX TO FINANCIAL STATEMENTS                                         Page
                                                                                                ----

Report of Independent Auditors................................................................  F-2

Consolidated Financial Statements:

         Balance Sheets.......................................................................  F-3

         Statement of Operations..............................................................  F-4

         Statement of Changes in Net Capital Deficiency.......................................  F-5

         Statements of Cash Flows.............................................................  F-6

         Notes to Financial Statements........................................................  F-7

         Balance Sheet for the Six Months Ended June 30, 2003 (unaudited).....................  F-12

         Statements of Operations for the Six Months Ended June 30, 2003 (unaudited)..........  F-13

         Statements of Cash Flows for the Six Months Ended June 30, 2003 (unaudited)..........  F-14

         Notes to the Financial Statements for the Six Months Ended June 30, 2003 (unaudited).  F-15

                         REPORT OF INDEPENDENT AUDITORS


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





March 25, 2003, except with respect to Note 6
as to which the date is June 16, 2003
Portland, OR

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

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations


                                                                                        Cumulative
                                                                                      activity during
                                                                                        development
                                                                                           stage
                                                                                       June 2, 2000
                                                                                        (inception)
                                                      Years ended December 31             through
                                                 ---------------------------------     December 31,
                                                      2002              2001               2002
                                                 ---------------  ----------------  -----------------
Operating expenses                                $    23,110      $    26,421          $   50,031
                                                 ---------------  ----------------  -----------------

Net loss from operations                              (23,110)         (26,421)            (50,031)

Provision for income taxes - State of Oregon               20                -                  20
                                                 ---------------  ----------------  -----------------

Net loss                                          $   (23,130)     $   (26,421)         $  (50,051)
                                                 ===============  ================  =================


Net loss per common share                         $    (.0046)     $    (.0053)         $   (.0100)
                                                 ===============  ================  =================






















                             See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

          Consolidated Statements of Changes in Net Capital Deficiency

               June 2, 2000 (inception) through December 31, 2002

                                                                                   Deficit
                                                                                 accumulated
                              Preferred stock             Common stock             during
                         ------------------------  -------------------------     development       Net capital
                           shares       amount         shares       amount          stage          deficiency
                         -----------  -----------  ------------  -----------  ----------------  ---------------
Shares issued in
  exchange for
  services                       -      $     -       5,000,000   $    500        $        -      $      500
Effect of change in
  par value of capital
  stock                          -            -               -      4,500            (4,500)              -
Net loss for the
  period from
  June 2, 2000
  (inception)
  through
  December 31,
  2000                           -            -               -          -              (500)           (500)
                         -----------  -----------  ------------  -----------  ----------------  ---------------

Balance at
  December 31,
  2000                           -            -       5,000,000      5,000            (5,000)              -

Net loss                         -            -               -          -           (26,421)        (26,421)
                         -----------  -----------  ------------  -----------  ----------------  ---------------

Balance at
  December 31,
  2001                           -            -       5,000,000      5,000           (31,421)        (26,421)

Net loss                         -            -               -          -           (23,130)        (23,130)
                         -----------  -----------  ------------  -----------  ----------------  ---------------

Balance at
  December 31,
  2002                           -      $     -       5,000,000   $  5,000        $  (54,551)     $  (49,551)
                         ===========  ===========  ============  ===========  ================  ===============






                             See accompanying notes.

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                        Cumulative
                                                                                      activity during
                                                                                        development
                                                                                           stage
                                                                                        June 2, 2000
                                                                                        (inception)
                                                        Years ended December 31           through
                                                   ---------------------------------    December 31,
                                                        2002              2001              2002
                                                   ---------------  ----------------  ---------------
Cash flows from operating activities:
   Net loss                                         $   (23,130)     $   (26,421)       $   (50,051)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Shares issued in exchange for services                   -                -                500
     Increase in accrued state income taxes                  20                -                 20
                                                     ----------       ----------         ----------
                                                        (23,110)         (26,421)           (49,531)
Cash flows from financing activities -
   Expenses paid by related party on behalf
    of Company                                           23,110           26,421             49,531
                                                     ----------       ----------         ----------

Net change in cash                                  $         -      $         -        $         -
                                                     ==========       ==========         ==========


Supplemental schedule of noncash
 financing activities - common stock issued
 in exchange for services                           $         -      $         -        $       500
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

3.       Recapitalization
         ----------------

         Effective December 20, 2002, the authorized capital stock of the Company was increased to 20,000,000 shares of preferred stock and 100,000,000 shares of common stock and changed the par value of each class of capital stock from $.0001 per share to $.001 per share. All share amounts have been restated in the accompanying consolidated financial statements.

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

5.       Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:
                                                                              2002        2001
                                                                           ---------    ---------
         Deferred tax asset - business start-up and organizational
          expenditures                                                    $   10,800    $  5,520

         Valuation allowance                                                 (10,800)     (5,520)
                                                                           ---------    ---------

            Net deferred income taxes                                     $        -    $      -
                                                                           =========    =========

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

                                                                                                  Cumulative
                                                                                                activity during
                                                                                                  development
                                                                                                     stage
                                                                                                 June 2, 2000
                                                                                                  (inception)
                                                                Years ended December 31             through
                                                           ---------------------------------     December 31,
                                                                2002              2001               2002
                                                           ---------------  ----------------  -----------------
         Tax at statutory rates                              $  (7,857)        $ (8,983)        $  (17,017)
         Differences resulting from:
            Progressive tax rates                                4,390            5,020              9,512
            State taxes net of federal tax benefit              (1,793)          (1,482)            (3,275)
            Change in deferred tax valuation allowance           5,280            5,445             10,800
                                                           ---------------  ----------------  -----------------

            Provision for income taxes                       $      20         $      -          $      20
                                                           ===============  ================  =================

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                December 31, 2002

6.       Subsequent events
         -----------------

         BUSINESS COMBINATION: On June 16, 2003, Smog Centers entered into a Letter of Intent to acquire all of the assets used in a privately held business operating a test-only vehicles emissions inspection facility in the State of California under their Smog Check II program. The business combination will be accounted for as a purchase.

         Under the Letter of Intent, Smog Centers paid $60,000 for the net assets of the business. The entire purchase price will be allocated to inspection equipment.

         The acquisition can be summarized as follows:
            Assets acquired                                         $   60,000
            Fair value of consideration tendered                        60,000
                                                                     ---------
           Goodwill acquired in acquisition                         $        -
                                                                     =========

         The  following  pro  forma  summary  presents  consolidated   financial
         position and results of operations as if acquisition had been acquired as of the beginning of the Company's 2002 and 2001 fiscal years:

                                                           December 31
                                               ---------------------------------
                                                    2002               2001
                                               ----------------  ---------------
           Current assets                         $   9,832        $        -
           Tangible net assets                       36,000            48,000
           Total assets                              45,832            48,000
           Current liabilities                            -                 -
           Total liabilities                              -            16,560
           Total stockholders' equity                45,832            31,440

                                                     Years ended December 31
                                               ---------------------------------
                                                     2002              2001
                                               ----------------  ---------------
           Net sales                              $  74,115        $   99,045
           Cost of goods sold                        13,588            18,159
           Operating expenses                        46,135            49,446
           Net income                                14,392            31,440
           Earnings per common share                   .003              .006

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of January 1, 2001 or which may be obtained in the future.

                           CALIFORNIA CLEAN AIR, INC.
               (formerly Breakthrough Technology Partners I, Inc.)
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                December 31, 2002



6.       Subsequent events (continued)
         -----------------------------

         STOCKHOLDERS EQUITY: On May 29, 2003, shareholders who owned 4,000,000 shares of the Company's common stock agreed to exchange their shares for 4,000,000 shares of the Company's Series A Convertible Preferred Stock.

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


Name and Address                   Amount of Beneficial          Percentage
of Beneficial Owner                     Ownership                 of Class
-------------------                --------------------          ----------
Jennifer L. Smith                       2,500,000                    50%
32005 Wilsonville Rd.
Newberg, OR 97132

Joy E. Livingston                       2,500,000                    50%
PMB-109  PO Box 439060
San Diego, CA 92143

Stephen D. Wilson                           0                         0%
10345 SW 69th Ave.
Tigard, OR 97223

All Executive Officers and
Directors as a Group (1 Person)             0                         0%
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

         (3.2) Certificate of Incorporation of California Clean Air, Inc.

         (3.3) Amended and Restated Bylaws.

         (3.4) Articles of Organization of Smog Centers of California, LLC.

         (3.5) Operating Agreement of Smog Centers of California, LLC dated
               January 9, 2003.

         (4.0) Specimen Stock Certificates.


     * Incorporated herein by reference.

     (b) Reports on Form 8-K.

     On August 13, 2001, the Company filed a Current Report on Form 8-K in connection with the certification of financial statements by Daniel M. Smith as required under Section 906 of the Sarbanes-Oxley Act of 2002.

     On January 7, 2003, the Company filed a Current Report on Form 8-K in connection with the Reincorporation Merger; the resignation of Daniel M. Smith as President, Corporate Secretary and Director and the appointment of Stephen D. Wilson to those positions.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CALIFORNIA CLEAN AIR, INC.

                            By: /s/ STEPHEN D. WILSON
                            -----------------------------------
                            Stephen D. Wilson
                            President and Secretary

                            Date: October 28, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Title                           Date
---------                   -----                           ----

/s/ STEPHEN D. WILSON       President; Chief Executive      October 28, 2003
--------------------------  Officer; Secretary; Director
Stephen D. Wilson

/s/ WILLIAM LEONARD         Director                        October 28, 2003
--------------------------
William Leonard

/s/ DEWITT H. MONGOMERY     Director                        October 28, 2003
--------------------------
Dewitt H. Montgomery

/s/ MICHAEL G. CONNER       Director                        October 28, 2003
--------------------------
Michael G. Conner

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



                                                        /s/ STEPHEN D. WILSON

EXHIBIT 3.2
                            ARTICLES OF INCORPORATION
                                       OF
                           CALIFORNIA CLEAN AIR, INC.

                                        I

         The name of the corporation is CALIFORNIA CLEAN AIR, INC.

                                       II

         The name of the registered agent and registered office is:

                                Robert D. McNeely
                             310 West Telegraph St.
                            Carson City, Nevada 89703

                                       III

         The purpose of the corporation shall be to engage in any lawful activity and any activities necessary, convenient or desirable to accomplish such purposes, not forbidden by law or these articles of incorporation.
                                       IV

         The total authorized capital of the corporation shall be 120,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The board of directors shall have the authority, without any further approval of the shareholders, to establish the relative rights, preferences and limitations of any class of common or preferred stock. The consideration for the issuance of any shares of capital stock may be paid, in whole or in part, in money, services or other thing of value. The judgment of the directors as to the value of the consideration for the shares shall be conclusive. When the payment of the consideration for the shares has been received by the corporation, such shares shall be deemed fully paid and nonassessable.

                                        V

         The initial board of directors shall consist of one (1) member whose name and address are as follows:

                                Stephen D. Wilson
                               10345 SW 69th Ave.
                                Tigard, OR 97223


                                       VI

         The incorporator of the corporation is:

                               Robert C. Laskowski
                            520 SW Yamhill, Suite 600
                             Portland, OR 97204-1329

                                       VII

         The corporation shall indemnify to the fullest extent not prohibited by law any person who was or is a party or is threatened to be made a party to any legal proceeding against all expenses (including attorney's fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by the person in connection with such proceeding.


         IN WITNESS WHEREOF, I have executed these Articles of Incorporation this 4th day of December, 2002.


                                               /s/ ROBERT C. LASKOWSKI
                                               ---------------------------------
                                               Robert C. Laskowski, Incorporator

         STATE OF OREGON                             }
                                                     } ss.
         COUNTY OF MULTNOMAH                         }

         On the 4th day of December, 2002, personally appeared before me, a notary public of the State of Oregon, Robert C. Laskowski, known to me to be the person who executed the foregoing Articles of Incorporation, who acknowledged that he executed the same freely and voluntarily.

                                               /s/ MELANIE S. WISNIEWSKI
                                               ---------------------------------
                                               Notary Public


                  ACCEPTANCE OF APPOINTMENT OF REGISTERED AGENT

         I, Robert D. McNeely, hereby accept appointment as Resident Agent for the above named corporation.

         Dated: December 5, 2002.             /s/ ROBERT D. MCNEELY

EXHIBIT 3.3
                          AMENDED AND RESTATED BY-LAWS
                                       OF
                           CALIFORNIA CLEAN AIR, INC.

                                    ARTICLE I
                        SHAREHOLDERS: MEETING AND VOTING

1.1      PLACE OF MEETINGS.

         Meetings of the shareholders shall be held at the corporation's principal office, or at such other location as shall be designated in the notice of meeting.

1.2      ANNUAL MEETINGS.

         The annual meeting of the shareholders shall be held beginning with the year 2003. The time and date of such meeting may be established by the Board of Directors provided that notice of the date and time of the annual meeting is given in accordance with these By-Laws. At the annual meeting, the shareholders shall elect by vote a Board of Directors, consider reports of the affairs of the corporation, and transact such other business as may properly be brought before the meeting.

1.3      SPECIAL MEETINGS.

         Special meetings of the shareholders may be called at any time by the President, the Board of Directors, by the holders of not less than one-tenth (1/10th) of all the shares entitled to vote at such meeting, and as otherwise provided in the Nevada Business Corporation Act, as amended (the "Act").

1.4      NOTICE OF MEETINGS.

         1.4.1 Written or printed notice, in a comprehensible form, stating the date, time and place of the meeting, and in case of a special meeting, a description of the purpose or purposes for which the meeting is called, shall be delivered not earlier than sixty (60) nor less than ten (10) days before the meeting date, in person, telegraph, teletype, or other form of wire or wireless communication, by mail or private carrier, by or at the direction of the President, Secretary, other officer or persons calling the meeting. If mailed, the notice is effective when deposited postpaid in the United States mail, correctly addressed to the shareholder's address shown on the Corporation's current record of shareholders. In all other cases, the notice shall be effective when received by the shareholders.

         1.4.2 If a shareholders' meeting is adjourned to a different date, time or place, notice need not be given of the new date, time or place, if the new date, time or place is announced at the meeting before adjournment, unless a new record date for the adjourned meeting is or must be fixed under the Act, in which event notice of the adjourned meeting must be given to the persons who are shareholders as of the new record date.








By-Laws Page 1

1.5      VOTING ENTITLEMENT OF SHARES.

         Unless the Articles of Incorporation provide otherwise, or except as provided by the Act, each outstanding share, regardless of class, is entitled to one vote on each matter voted on at a shareholders' meeting. Only shares are entitled to vote.

1.6      QUORUM AND VOTING.

         1.6.1 Shares entitled to vote as a separate voting group may take action on a matter at a meeting only if a quorum of those shares exists with respect to that matter. Unless the Articles of Incorporation or the Act provides otherwise, a majority of the votes entitled to be cast on the matter by the voting group constitutes a quorum of that voting group for action on that matter.

         1.6.2 Once a share is represented for any purpose at a meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting, unless a new record date is or must be set for that adjourned meeting.

         1.6.3 If a quorum exists, action on a matter, other than the election of directors, by a voting group, is approved if the votes cast within the voting group favoring the action exceed the votes cast opposing the action, unless the Articles of Incorporation or the Act requires a greater number of affirmative votes.

         1.6.4 Unless otherwise provided in the Articles of Incorporation, Directors are elected by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present.

         1.6.5 If the Articles of Incorporation or the Act provides for voting by a single group on a matter, action on that matter is taken when voted upon by that voting group in accordance with these By-Laws.

         1.6.6 If the Articles of Incorporation or the Act provides for voting for two or more voting groups on a matter, action on that matter is taken only when voted upon by each of those voting groups counted separately as provided by these By-Laws.

1.7      PROXIES.

         A shareholder may vote shares in person or by written proxy signed by the shareholder or the shareholder's attorney in fact and delivered to the secretary or other officer or agent of the Corporation authorized to tabulate votes.

1.8      RECORD DATE.

         The record date for determining the shareholders entitled to notice of a shareholders' meeting, to demand a special meeting, to vote or to take other action, shall, unless otherwise determined by the Board of Directors in advance of such action, be the date of such notice, demand, vote, or other action.





By-Laws Page 2

1.9      SHAREHOLDERS' LIST FOR MEETING.

         After fixing a record date for a meeting, the corporation shall prepare an alphabetical list of the names of all of its shareholders who are entitled to notice of a shareholders' meeting. The list must be arranged by voting group, and within each voting group by class or series of shares, and show the address of and number of shares held by each shareholder. The shareholders' list must be available for inspection by any shareholder, beginning two business days after notice of the meeting is given for which the list was prepared and continuing through the meeting, at the corporation's principal office or at a place identified in the meeting notice in the city where the meeting is to take place. The corporation shall make the shareholders' list available at the meeting, and any shareholder, the shareholder's agent, or attorney is entitled to inspect the list at any time during the meeting or any adjournment thereof.

                                   ARTICLE II
                                    DIRECTORS

2.1      POWERS.

         The business and affairs of the corporation shall be managed by a Board of Directors which shall exercise or direct the exercise of all corporate powers except to the extent shareholder authorization is required by the Act, the Articles of Incorporation, or these By-Laws.

2.2      NUMBER.

         The number of the members of the Board of Directors shall be not less than one, nor more than seven.

2.3      ELECTION AND TERM OF OFFICE.

         Except as provided in the Articles of Incorporation, the directors shall be elected at the annual meeting of the shareholders. The terms of office of the directors shall begin immediately after election and shall expire at the next annual shareholders' meeting following their election and when their successors are duly elected and qualified. The directors need not be residents of this state, or shareholders of the corporation.

2.4      VACANCIES.

         2.4.1 A vacancy on the Board of Directors shall exist upon the death, resignation, or removal of any director, in the event an amendment of the By-Laws is adopted increasing the number of directors, or in the event that the directors determine that it is desirable to elect one or more additional directors within the variable-range of the number of directors established by these By-Laws.

         2.4.2 Unless the Articles of Incorporation provide otherwise, a vacancy may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute







By-Laws Page 3
fewer than a quorum of the Board, they may fill the vacancy by an affirmative vote of a majority of all of the Directors remaining in office.

         2.4.3 The term of a director elected to fill a vacancy expires at the next shareholders' meeting at which directors are elected, and when his/her successor has been duly elected and qualified.

         2.4.4 A vacancy that will occur at a specific later date, by reason of a resignation submitted in accordance with the Act, may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs.

         2.4.5 Except as provided by the Articles of Incorporation or the Act, during the existence of any vacancy, the remaining directors shall possess and may exercise all powers vested in the Board of Directors, notwithstanding lack of a quorum of the board.

         2.4.6 The shareholders may remove one or more directors with or without cause at a special meeting of shareholders called for that purpose pursuant to a meeting notice indicating removal as one of the purposes. If a director is elected by a voting group of shareholders, only the shareholders of that voting group may participate in the vote to remove the director. A director may be removed only if the number of votes cast to remove the director exceeds the number of votes cast not to remove the director.

2.5      MEETINGS.

         2.5.1 The annual meeting of the Board of Directors of this corporation shall be held immediately following the annual meeting of the shareholders, which meeting shall be considered a regular meeting as to which no notice is required.

         2.5.2 Regular meetings of the Board of Directors may be held without notice of the date, time, place or purpose of the meeting.

         2.5.3 Special meetings of the Board of Directors for any purpose or purposes may be called by an officer or director of the corporation in accordance with the notice provisions of Section 2.6 of these By-Laws.

2.6      NOTICE OF SPECIAL MEETINGS.

         Special meetings of the Board of Directors must be preceded by at least two (2) days' notice of the date, time and place of the meeting. The notice need not describe the purpose of such meetings. Notice of special meetings of the Board of Directors may be in writing or oral, and may be communicated in person, by telephone, telegraph, teletype, or other form of wire or wireless communication, by mail or by private carrier. Written notice, if in comprehensible form, is effective at the earliest of the following: (a) when received; (b) five (5) days after its deposit in the U.S. Mail, as evidenced by the postmark, if mailed postpaid and correctly addressed; or (c) on the date shown on the return receipt, if sent by registered or certified mail, return receipt requested, and the receipt






By-Laws Page 4
is signed by or on behalf of the addressee. Oral notice is effective when communicated, if communicated in a comprehensible manner.

2.7      MANNER OF CONDUCTING MEETINGS.

         The Board of Directors may permit any or all directors to participate in a regular or special meeting by, or conduct the meeting through, use of any means of communication by which all directors participating may simultaneously hear each other during the meeting. A director participating in a meeting by this means is deemed to be present in person at the meeting.

2.8      QUORUM.

         Unless the Articles of Incorporation or these By-Laws provide otherwise, a quorum of the Board of Directors consists of a majority of the number in office immediately before the meeting begins.

2.9      COMPENSATION.

         Unless the Articles of Incorporation provide otherwise, the Board of Directors may fix the compensation of directors, and authorize the corporation to reimburse the directors for their reasonable expenses incurred while attending meetings of the Board and while engaged in other activities on behalf of the corporation.

                                   ARTICLE III
                                    OFFICERS

3.1      DESIGNATION, ELECTION AND QUALIFICATIONS.

         The officers shall include a President, and a Secretary. The officers may include Vice-President(s), Treasurer, Assistant Secretary, or Assistant Treasurer as the Board of Directors shall, from time to time, appoint. Officers need not be members of the Board of Directors. The officers shall be elected by, and hold office at the pleasure of the Board of Directors. Any two offices may be held by the same person.

3.2      COMPENSATION AND TERM OF OFFICE.

         3.2.1 The compensation and term of office of the officers of the corporation shall be fixed by the Board of Directors. Any officer may be removed either with or without cause, by action of the Board of Directors.

         3.2.2 An officer may resign at any time by delivering notice to the corporation. A resignation is effective when the notice is effective under the Act, unless the notice specifies a later effective date. If a resignation is made effective at a later date and the corporation accepts the future effective date, Board of Directors may fill the pending vacancy before the effective date provided that the successor does not take office until the effective date.









By-Laws Page 5

3.3      PRESIDENT.

         The President shall be the chief executive officer of the corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business affairs of the corporation. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors. He shall be an ex-officio member of all committees, if any, shall have the general powers and duties of management usually vested in the office of President of a corporation, and shall have such other powers and duties as may be prescribed by the Board of Directors or the By-Laws. He may sign, with the Secretary or any other proper officer of the corporation authorized by the Board of Directors, certificates for shares of the corporation, deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors authorizes to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the directors or by these By-Laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed.

3.4      VICE-PRESIDENT.

         The Vice-President(s), if any, shall perform such duties as may be assigned to him/her by the President or the Board of Directors. In the event of the death, disability, inability or refusal to act of the President, the Vice-President shall perform the duties and exercise the powers of the President unless otherwise designated by the Board of Directors. In the event the corporation has more than one Vice-President, the Executive Vice-President or, if none, the Vice-President in charge of administration, shall be the officer acting in the stead of the President as provided in this section.

3.5      SECRETARY.

         3.5.1 The Secretary shall keep or cause to be kept at the principal office of the corporation or such other place as the Board of Directors may order, a book of minutes of all meetings of directors and shareholders showing the time and place of the meeting, whether it was required by the By-Laws of the corporation, how authorized, the notice given, the names of those present at directors' meetings, the number of shares present or represented at shareholders' meetings and the proceedings of each meeting.

         3.5.2 The Secretary shall keep or cause to be kept at the principal office or at the office of the corporation's transfer agent, a share register or duplicate share register, showing the names of the shareholders and their addresses, the number of shares of each class held by each, and the number and date of cancellation of each certificate surrendered for cancellation.

         3.5.3 The Secretary shall give or cause to be given such notice of the meetings of the shareholders and of the Board of Directors as is required by the By-Laws. He/she shall keep the seal of the corporation, if any, and affix it to all documents requiring a seal, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or By-Laws.








By-Laws Page 6

3.6      TREASURER.

         The Treasurer, if any, shall be responsible for the funds of the corporation, receive and give receipts for monies due and payable to the corporation from any source whatsoever, deposit all such monies in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these By-Laws, shall pay the funds of the corporation out only on the checks of the corporation signed in the manner authorized by the Board of Directors, and, in general, perform all of the duties incident to the office of Treasurer and such other duties as, from time to time, may be assigned to him/her by the President or the Board of Directors.

3.7      ASSISTANTS.

         The Board of Directors may appoint or authorize the appointment of assistants to any officer. Such assistants may exercise the power of such officer and shall perform such duties as are prescribed by the Board of Directors.

                                   ARTICLE IV
                                   COMMITTEES

The Board of Directors may appoint from among its members one or more committees of two (2) or more members, in accordance with and subject to the restrictions of the Act.

                                    ARTICLE V
                         CONTRACTS, CHECKS AND DEPOSITS

5.1      CHECKS, DRAFTS, ETC.

         All checks, drafts, or other orders for the payment of money, notes or other evidence of indebtedness, issued in the name of or payable to the corporation, shall be signed by such person or persons and in the manner as shall be determined from time to time by resolution of the Board of Directors.

5.2      DEPOSITS.

         All funds of the corporation not otherwise employed shall be deposited, from time to time, to the credit of the corporation in such banks, trust companies, or other depositories as the Board of Directors may select.

5.3      CONTRACTS, INSTRUMENTS.

         The Board of Directors may, except as otherwise provided in the By-Laws, authorize any officer or agent to enter into any contract or execute any instrument in the name of and on behalf of the corporation. Such authority may be general or confined to specific instances. Unless so authorized by the Board of Directors, no officer, agent, or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credits, or to render it liable for any purpose or for any amount.







By-Laws Page 7

                                   ARTICLE VI
                       CERTIFICATES AND TRANSFER OF SHARES

6.1      CERTIFICATES FOR SHARES.

         6.1.1 Certificates for shares shall be in such form as the Board of Directors may designate and shall indicate the state law under which the corporation is organized. The certificates shall state the name of the record holder of the shares represented thereby, the number of the certificate, the date of issuance and the number of shares for which it is issued, the par value of such shares, if any, or that such shares are without par value, and the series and class of such shares. If the corporation is authorized to issue different classes of shares or different series of shares within a class, the designations, relative rights, preferences and limitations of each class, the variations in rights, preferences and limitations determined for each series, and the authority of the Board of Directors to determine variations for future series shall be summarized on the front or back of each certificate, or, each certificate may state conspicuously on its front or back that the corporation will furnish the shareholder with this information on request in writing, and without charge. Each certificate shall state or make reference on its front or back to any liens, purchase options or restrictions on transfer.

         6.1.2 Each share certificate must be signed, either manually or in facsimile, by the President or a Vice-President and the Secretary or an Assistant Secretary.

6.2      TRANSFER ON THE BOOKS.

         Upon surrender to the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment, or authority to transfer, the corporation shall issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.

6.3      LOST, STOLEN, OR DESTROYED CERTIFICATES.

         If a certificate is represented as being lost, stolen, or destroyed, a new certificate shall be issued in its place upon such proof of the loss, theft, or destruction and upon the giving of such bond or other security as may be required by the Board of Directors.

6.4      TRANSFER AGENTS AND REGISTRARS.

         The Board of Directors may from time to time appoint one or more specific transfer agents and one or more registrars for the shares of the corporation who shall have such powers and duties as the Board of Directors may specify.











By-Laws Page 8

                                   ARTICLE VII
                          INDEMNIFICATION AND LIABILITY

7.1      INDEMNIFICATION.

         The corporation shall indemnify to the fullest extent not prohibited by law any person who was or is a party or is threatened to be made a party to any proceeding (as hereinafter defined) against all expenses (including attorney's fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by the person in connection with such proceeding.

7.2      ADVANCEMENT OF EXPENSES.

         Expenses incurred by a director or officer in defending a proceeding shall, in all cases, be paid by the corporation in advance of the final disposition of such proceeding at the written request of such person, if the person:

         7.2.1 Furnishes the corporation a written affirmation of the person's good faith belief that such person is entitled to be indemnified by the corporation under this article or under any other indemnification rights granted by the corporation to such person; and

         7.2.2 Furnishes the corporation a written undertaking to repay such advance to the extent it is ultimately determined by a court that such person is not entitled to be indemnified by the corporation under this article or under any other indemnification rights granted by the corporation to such person. Such advances shall be made without regard to the person's ultimate entitlement to indemnification under this article or otherwise.

7.3      DEFINITION OF PROCEEDINGS.

         The term "Proceeding" shall include any threatened, pending or completed action, suit or proceeding, whether brought in the right of the corporation or otherwise and whether of a civil, criminal, administrative or investigative nature, in which a person may be or may have been involved as a party or otherwise by reason of the fact that the person is or was a director or officer of the corporation or a fiduciary within the meaning of the Employee Retirement Income Security Act of 1974 with respect to any employee benefit plan of the corporation, or is or was serving at the request of the corporation as a director, officer or fiduciary of an employee benefit plan of another corporation, partnership, joint venture, trust or other enterprise, whether or not serving in such capacity at the time any liability or expense is incurred for which indemnification or advancement of expenses can be provided under this article.

7.4      NON-EXCLUSIVITY AND CONTINUITY OF RIGHTS.

         The indemnification and entitlement to advancement of expenses provided by this article shall not be deemed exclusive of any other rights to which those indemnified may be entitled under the articles of incorporation or any statute, agreement, general or specific action of the board of directors, vote of stock holders or otherwise, shall continue as to a person who has ceased to be a director or officer, shall inure to the benefit of the heirs, executors, and administrators of such a



By-Laws Page 9
person and shall extend to all claims for indemnification of advancement of expenses after the adoption of this article.

7.5      AMENDMENTS.

         Any repeal of this article shall only be prospective and no repeal or modification hereof shall adversely affect the rights under this article in effect at the time of the alleged occurrence of any action or omission to act that is the cause of any proceeding.

7.6      DIRECTOR LIABILITY.

         No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for conduct as a director; provided that this section 7.6 shall not eliminate the liability of a director for any act or omission for which sum elimination of liability is not permitted under the Oregon Business Corporation Act. No amendment to the Oregon Business Corporation Act that further limits the acts or omissions for which elimination of liability is permitted shall affect the liability of a director for any act or omission which occurs prior to the effective date of such amendment.


                                  ARTICLE VIII
                               GENERAL PROVISIONS

8.1      AMENDMENT OF BY-LAWS.

         Except as otherwise provided by the Act or the Articles of Incorporation, the By-Laws may be amended by the Board of Directors or the shareholders. Whenever amendments or new By-Laws are adopted, they shall be placed in the minute book with the original By-Laws in the appropriate place. If any By-Law is repealed, the fact of repeal and the date on which the repeal occurred shall be stated in such book and place.

8.2      DIVIDENDS.

         Except as provided by the Act or the Articles of Incorporation, the directors may, from time to time, declare and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

8.3      SEAL.

         The directors may provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words "corporate seal".












By-Laws Page 10

8.4      ACTION WITHOUT MEETING.

         Any action which the Act, the Articles of Incorporation or by the By-Laws require or permit the shareholders or directors to take at a meeting may be taken without a meeting if the action is taken by all of the shareholders or directors entitled to vote on the matter, evidenced by one or more written consents describing the action taken, signed by each shareholder or director, as the case may be, and included in the minutes or filed with the corporate records reflecting the action taken.

8.5      WAIVER OF NOTICE.

         A shareholder or director may, at any time, waive any notice required by the Act, the Articles of Incorporation or the By-Laws. Any such waiver shall be in writing, signed by the shareholder or director entitled to the notice and shall be delivered to the corporation for inclusion in the minutes or corporate records.









































By-Laws- Page 11

EXHIBIT 3.4
                            ARTICLES OF ORGANIZATION

                            LIMITED LIABILITY COMPANY

         The undersigned hereby submits Articles of Organization for the purpose of forming a limited liability company pursuant to the Oregon Limited Liability Company Act, ORS Chapter 63.

         1.       NAME.

         The name of the limited liability company (the "Company") is:

                         SMOG CENTERS OF CALIFORNIA, LLC


         2.       REGISTERED AGENT AND OFFICE.

         The name of the initial registered agent and the initial registered office of the Company, which address is identical to the business office of the registered agent in Oregon are:

                               Robert C. Laskowski
                           520 S.W. Yamhill, Suite 600
                             Portland, OR 97204-1329

         3.       MAILING ADDRESS.

         The mailing address of the Company for the mailing of notices is:

                               Robert C. Laskowski
                           520 S.W. Yamhill, Suite 600
                             Portland, OR 97204-1329


         4.       MANAGERS.

         Management of the Company is vested in the Members, with certain responsibilities delegated to a Manager as set forth in the Company's Operating Agreement.

         5.       DURATION.

         The latest date on which the Company is to dissolve is perpetual.

         6.       LIABILITY OF MEMBERS TO THIRD PARTIES.

         No member or Manager shall be personally liable for any debt, obligation or liability of the Company, whether arising in contract, tort or otherwise, solely by reason of being a member or acting as a member of the Company. The failure of the Company to observe any formalities or requirements relating to the exercise of its powers or management of its business or affairs under its Operating Agreement or the Act shall not be grounds for imposing personal liability on the Members (including the Manager) for liabilities of the Company.



Page 1 - ARTICLES OF ORGANIZATION

         7.       LIMITATION OF LIABILITY.

         The Manager of the Company shall not be liable, for damages or otherwise, to the Company or the other members for any act or omission by such person except to the extent that the Act, as the same may hereafter be amended (but, in the case of such amendment, only to the extent that such amendment does not adversely affect any right or protection of such manager for actions or omissions prior to such amendment), prohibits elimination or limitation of such manager's liability.

         8.       INDEMNIFICATION.

         The Company shall indemnify its Manager and Members as provided in its Operating Agreement.

         9.       NAME AND ADDRESS OF ORGANIZERS.

         The name and address of each person executing this certificate is:

                               Robert C. Laskowski
                           520 S.W. Yamhill, Suite 600
                             Portland, OR 97204-1329


         Dated: November 21, 2002.

                                                     /s/ ROBERT C. LASKOWSKI



                   CONSENT TO APPOINTMENT AS REGISTERED AGENT

         Robert C. Laskowski hereby consents to serve as Registered Agent in the State of Oregon for Smog Centers of California, LLC, the above named limited liability company (the "Company"). I understand that as agent for the Company, it will be my responsibility to accept Service of Process on behalf of the Company, to forward license renewals and other mail to the Company, and to immediately notify the Secretary of State in the event of my resignation or any changes in the Registered Office address.

         Dated: November 21, 2002


                                                     /s/ ROBERT C. LASKOWSKI

Page 2 - ARTICLES OF ORGANIZATION

EXHIBIT 3.5
                               OPERATING AGREEMENT
                                       OF
                         SMOG CENTERS OF CALIFORNIA, LLC
                       an Oregon limited liability company

         This Operating Agreement is entered into and shall be effective as of January 9, 2003 by and among the Company and the persons identified on Exhibit A of this Agreement as Members who execute the counterpart signatures pages attached hereto.

                                    ARTICLE 1
                                    FORMATION

         1.1 NAME. The name of the limited liability company (the "Company") is Smog Centers of California, LLC.

         1.2 ARTICLES OF ORGANIZATION. The Articles of Organization ("Articles") were filed with the Oregon Secretary of State on November 21, 2002 under the Oregon Limited Liability Company Act ("Act").

         1.3 DURATION. The duration of the Company shall be perpetual, unless earlier dissolved as provided in this Agreement.

         1.4 NATURE OF BUSINESS.. The Company may engage in any lawful business permitted by the Act or the laws of any jurisdiction in which the Company may do business. The Company shall have the authority to do all things necessary or convenient to accomplish its purpose and operate its business.

         1.5 REGISTERED OFFICE AND REGISTERED AGENT. The principal and initial registered office of the Company shall initially be at 520 SW Yamhill, Suite 600, Portland, Oregon 97204-1329. The name of its initial registered agent at such address shall be Robert C. Laskowski. The Members may relocate the principal office or establish additional offices from time to time.

         1.6 TITLE TO ASSETS. Title to all property and assets of the Company shall be held in the name of the Company. No Member shall have any ownership interest in such property in the Member's individual name or right and each Member's interest in the Company shall be personal property for all purposes.

         1.7 DEFECTS AS TO FORMALITIES. A failure to observe any formalities or requirements of this Agreement, the Articles of Organization or the Act shall not be grounds for imposing personal liability on the Members for liabilities of the Company.















OPERATING AGREEMENT- Page 1

         1.8 NO PARTNERSHIP INTENDED FOR NONTAX PURPOSES. The Members have formed the Company under the Act, and expressly do not intend hereby to form a partnership under either the Oregon Uniform Partnership Act nor the Oregon Uniform Limited Partnership Act or a corporation under the Oregon Business Corporation Act. The Members do not intend to be partners one to another, or partners as to any third party. No Member shall have any authority, by word or action, to represent to another person that any other Member is a partner or that the Company is a partnership.

                                    ARTICLE 2
                         MEMBERS; CAPITAL CONTRIBUTIONS

         2.1 MEMBERS; INITIAL CONTRIBUTIONS; OWNERSHIP INTERESTS. The names and addresses of the Members of the Company, the initial cash contribution to the capital of the Company made by each Member (the "Initial Contributions"), and the percentage ownership interest ("Ownership Interest") of each Member (subject to adjustment as provided in this Agreement) are as set forth in the attached Exhibit A.

         2.2 ADDITIONAL MEMBERS. Additional Members may be admitted to the Company only upon the unanimous vote or written consent of all Members pursuant to Article 7 of this Agreement.

         2.3 MEMBER LOANS. If any Member determines that additional funds are necessary to pay ordinary and necessary operating and capital expenditures of the Company or any debts, liabilities and obligations incurred by the Company in the ordinary course of its business, ("Ordinary Costs"), and if the Members fail to agree to make capital contributions to pay such Ordinary Costs, any Member shall have the right to loan funds to the Company pay all or a portion such Ordinary Costs ( "Member Loan"). Any such Member Loan shall bear interest at the rate of six percent (6%) per annum.

         2.4 NO INTEREST ON CAPITAL CONTRIBUTIONS. No interest shall be paid on the Initial Contributions or on any subsequent contributions to capital of the Company.

         2.5 ADDITIONAL CONTRIBUTIONS. In addition to the Initial Contributions, the Company may determine from time to time that additional contributions ("Additional Contributions")are needed to enable the Company to conducts its business. Upon making such a determination, the Company shall give written notice to all Members at least ten (10) business days prior to the date such Additional Contributions are due. Such notice shall set forth the amount of the Additional Contributions needed, the purpose for which the contributions are needed and the date by which the Members should contribute. Each Member shall be entitled to contribute a proportionate share of such Additional Contributions. No Member shall be obligated to make any Additional Contribution except as otherwise required by law. In the event any one or more Members do not make their Additional Contribution, the other Members shall be given the opportunity to make the contributions not otherwise made.









OPERATING AGREEMENT- Page 2

         2.6 RETURN OF CONTRIBUTIONS; NO RIGHT TO WITHDRAW CAPITAL. Each Member shall look solely to the assets of the Company for the return of such Member's capital contributions and, if the assets of the Company are insufficient to return such capital contributions, such Members shall have no recourse against any other Member for that purpose. Except as specifically provided in this Agreement, a Member may not withdraw capital from the Company. To the extent any amount that any Member is entitled to receive from the Company pursuant to any provision of this Agreement constitutes a return of capital, each of the Members consents to the withdrawal of such capital. A Member shall not have the right to demand and receive property other than cash in return for such Member's capital contribution.

         2.7 MAINTENANCE OF CAPITAL ACCOUNTS. The Company shall establish and maintain a capital account ("Capital Account") with respect to each Member. Each Capital Account shall be (i) credited with all contributions made on account of each Member and Member's distributive share of all profits (including any income exempt from federal income tax); and (ii) charged with the amount of all distributions made on account of such Member and the Member's distributive share of losses. Capital Accounts shall be maintained in accordance with federal income tax accounting principles as set forth in Regulations Section 1.704-1(b)(2)(iv) or any successor provision.

                                    ARTICLE 3
                          ALLOCATIONS AND DISTRIBUTIONS

         3.1 PROFITS AND LOSSES. All items of profits and losses shall be allocated among the Members according to their respective Ownership Interests described in the attached Exhibit A.

         3.2 DISTRIBUTIONS IN GENERAL. Except as otherwise provided in the Act, the Articles and this Agreement, no Member shall have the right or power to demand or receive distributions in a form other than cash and no Member shall be compelled to accept a distribution of any asset in kind, to the extent that the interest distributed would exceed the Member's pro rata share of operating or liquidating distributions. No distributions shall be made in violation of ORS
63.229. If any such wrongful distribution is made, the provisions of ORS 63.235 shall determine the liability and the remedy, if any, thereof.

         3.3 NET CASH FROM OPERATIONS. Except as otherwise provided in Article 11 of this Agreement, Net Cash from Operations, if any, shall be distributed not later than 30 days after the end of the fiscal year 100% to the Members. For purposes of this Agreement, "Net Cash from Operations" shall mean the gross cash proceeds from Company operations less the portion thereof used to pay or establish reserves for all Company expenses, debt payments, capital improvements and other contingencies, all as determined by the Manager(s) .

         3.4 NET CASH FROM SALES OR REFINANCINGS. Except as otherwise provided in Article 11 of this Agreement, Net Cash from Sales or Refinancings shall be distributed, at such times as the Manager(s) may determine, in the following order and priority:








OPERATING AGREEMENT- Page 3

         A. first, to the Members in an amount equal to their Initial Contributions and Additional Contributions as defined in Article 2 of this Agreement;

         B. Second, the balance, if any, 100% to the Members.

For purposes of this Agreement, "Net Cash from Sales or Refinancings" shall mean the net cash proceeds from all sales and refinancings, less any portion thereof use to establish reserves, all as determined by the Manager(s). "Net Cash from Sales or Refinancings" shall include all principal and interest payments with respect to any note or other obligation received by the Company in connection with such sale.

         3.5 MINIMUM DISTRIBUTIONS FOR TAXES. Within 90 days after the end of each fiscal year, the Company shall make a distribution in an amount equal to at least (a) the Company's net taxable income during the fiscal year multiplied by
(b) the lesser of (i) 15% or (ii) the sum of the maximum federal and state tax rates of any Member in effect for the fiscal year, less (c) the amount of any distributions made during the fiscal year, other than distributions made during the fiscal year that were required to be made under this Section 3.5 with respect to a prior fiscal year.

                                    ARTICLE 4
                                     MEMBERS

         4.1 AUTHORITY TO ACT. No Member shall have the power or authority to bind the Company unless the Member is a Manager or the Member has been authorized by the Manager to act as an agent of the Company in accordance with this Agreement.

         4.2 LIMITATION OF LIABILITY. Each Member's liability shall be limited as set forth in this Agreement, the Act and other applicable law. A Member will not be personally liable, merely as a Member, for any debts or losses of the Company beyond the Member's respective Initial Contributions and any obligation of the Member under Article 2 to make Additional Contributions, except as otherwise provided by law.

         4.3 INDEMNIFICATION. The Company shall defend and indemnify each Member to the fullest extent permissible under Oregon law, as the same exists or may hereafter be amended, against all liability, loss, and costs (including, without limitation, attorney fees) incurred or suffered by such person by reason of or arising from the fact that such person is or was a Member of the Company, provided that the person acted in good faith and reasonably believed that the person's actions or inaction were in the best interests of the Company. The indemnification provided in this Section shall not be exclusive of any other rights to which any person may be entitled under any statute, bylaw, agreement, resolution of Members, contract, or otherwise.

         4.4. MEMBER MANAGEMENT RIGHTS. All Members shall be entitled to vote on or consent to any matter submitted to a vote or consent of the Members.








OPERATING AGREEMENT- Page 4

         A. In addition to any other actions which, by virtue of the Act, the Articles or this Agreement require a certain consent of the Members or the Managers, the following actions require the consent of a Majority of the
Members:

                  (1)      Fixing the number of Managers;

                  (2)      Electing the Manager(s);

                  (3) Setting or adjusting the compensation or benefits of Manager(s);

                  (4)      Removing any Manager without cause;

                  (5)      Removing any Manager for cause;

                  (6) Filling any vacancy created by the resignation, removal or death of a Manager;

                  (7) Filling any vacancy created by the increase in the number of Manager(s);

                  (8) Approving any transaction involving an actual or potential conflict of interest between a Member or a Manager and the Company;

                  (9) Determining the amount, if any, and timing of any guaranteed payments to Members;

                  (10)     Admitting an additional Member;

                  (11)     Amending or restating this Agreement;

                  (12)     Changing the nature of the business of the Company;

                  (13) Incurring a Company debt other than in the ordinary course of business;

                  (14) Incurring any debt in any single transaction in excess of $5,000.00;

                  (15) Causing the Company to make any capital expenditure in any single transaction in excess of $5,000.00;

                  (16)     Dissolving the Company pursuant to Section 11;

                  (17) Extending the statute of limitations for the assessment of tax deficiencies against Members with respect to adjustments to the Company's federal, state, or local tax returns; or








OPERATING AGREEMENT- Page 5

                  (18) Taking or approving any action or transaction which is reserved to the Members by the Act, the Articles or this Agreement without any express statement of the extent of Member action required.

         B. In addition to any other actions which, by virtue of the Act, the Articles or this Agreement, require the unanimous consent of the Members or the Manager(s), the following actions require the unanimous consent of the Members:

                  (1)      Compromising any Initial Contribution obligation;

                  (2)      Amending or restating the Articles;

                  (3) Approving any action to sell, lease, exchange, mortgage, pledge, or other transfer or disposition of all or substantially all of the Company Property, other than in the ordinary course of business; or

                  (4)      Merging the Company with another Entity.

         4.5      ACTIONS OF MEMBERS.

         A. ANNUAL MEETING. The annual meeting of the Members shall be held on the third Tuesday in March or at such other time as shall be determined by the Managers, for the purpose of the transaction of such business as may come before the meeting.

         B. SPECIAL MEETINGS. Special meetings of the Members, for any purpose or purposes, unless otherwise prescribed by statute, may be called by any Manager or by any Member or Members holding at least 10% of the Ownership Interests.

         C. PLACE OF MEETING. The Managers may designate any place, either within or outside of Oregon, as the location for any meeting of the Members. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal executive office of the Company in Oregon.

         D. NOTICE OF MEETING. Except as provided in Section 4.5(e) below, written notice stating the place, day and hour of the meeting and the purpose or purposes for which the meeting is called shall be delivered not less than ten nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of the person calling the meeting, to each Member. If mailed, such notice shall be deemed to be delivered two calendar days after being deposited in the United States mail, addressed to the Member at the Member's address as it appears on the books of the Company, with postage thereon prepaid.

         E. MEETING OF ALL MEMBERS. If all of the Members shall meet at any time and place, either within or outside of Oregon, and consent to the holding of a meeting at such time and place, such meeting shall be valid without call or notice, and at such meeting lawful action may be taken.







OPERATING AGREEMENT- Page 6

         F. RECORD DATE. For the purpose of determining the Members for any purpose, the date on which any required notice is mailed shall be the record date for the determination of the Members.

         G. QUORUM. Members, represented in person or by proxy, with an aggregate Ownership Interests in excess of 50% shall constitute a quorum at any meeting of the Members. In the absence of a quorum at any such meeting, the Members so represented may adjourn the meeting from time to time for a period not to exceed 60 days without further notice. However, if the adjournment is for more than 60 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Member of record. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The Members present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the departure during such meeting of Members whose absence would cause less than a quorum to remain. In the event an action requires the consent of the remaining Members or some portion thereof, the foregoing quorum rules of this Section 4.5(g) shall be applied by substituting "remaining Members" for "Members" therein.

         H. MANNER OF ACTING. If a quorum is present, a Majority of the Members shall act for the Members, unless the vote of a different proportion or number is otherwise required by the Act, the Articles, or this Agreement. Unless otherwise expressly provided herein or required under applicable law, Members who have an interest in the outcome of any particular matter upon which the Members not vote or consent may vote or consent upon any such matter and their vote or consent, as the case may be, shall not be counted in the determination of whether the requisite matter was approved by the Members. In the event an action requires the consent of the remaining Members or some portion thereof, the foregoing rules of this Section 4.5(h) shall be applied by substituting "remaining Members" for "Members" therein.

         I. PROXIES. At all meetings of the Members a Member may vote in person or by a proxy executed in writing by the Member or by a duly authorized attorney-in-fact. Such proxy shall be filed with the Managers before or at the time of the meeting and may be of any duration except that a Member who shall appear in person at a meeting shall void any outstanding proxy for so long as such Member is in attendance.

         J. ACTION BY MEMBERS WITHOUT A MEETING. Action required or permitted to be taken at a meeting of Members may be taken without a meeting if the action is evidenced by one or more written consents describing the action taken, signed by Members sufficient to have approved the actions or resolutions at issue had a duly called meeting been held at which all Members were in attendance and delivered to the Managers for inclusion in the minutes or for filing with the Company records. Action taken under this Section is effective when the necessary Members have signed the consent, unless the consent specifies a different effective date. The record date for determining Members entitled to take action without a meeting shall be the date the first Member signs a written consent.








OPERATING AGREEMENT- Page 7

         K. WAIVER OF NOTICE. When any notice is required to be given to any Member, a waiver thereof in writing signed by the person entitled to such notice, whether before, at, or after the time stated therein, shall be equivalent to the giving of such notice.

         L. TELEPHONIC MEETINGS. With respect to a particular meeting or generally with respect to future meetings, the Managers may permit any or all Members to participate in the meeting by, or may permit the conduct of the meeting through, use of any means of communication by which all Members participating may simultaneously hear each other; provided the notice of such a meeting shall state that the Members may participate in such a fashion and describe how any Member may notify the Company of the Member's desire to be included in the meeting. A Member participating in such a meeting is deemed to be present in person at such meeting.

         4.6 BOOKS, RECORDS, REPORTS AND INFORMATION. Each Member shall have the right to receive the reports and information required to be provided by this Agreement. Upon reasonable request, each Member, and the Member's agent and attorney shall have the right, during ordinary business hours, to inspect and copy, at the requesting Member's expense, the books and records which the Managers are required, by the Act and this Agreement, to keep.

                                    ARTICLE 5
                                    MANAGERS

         5.1      GENERAL

         A. INITIAL MANAGER. The Company shall initially have one (1) Manager, namely:

                                Stephen D. Wilson
                               10345 SW 69th Ave.
                                Tigard, OR 97223

         B. NUMBER. The number of Managers shall be fixed from time to time by the Members, but in no instance shall there be less than one Manager.

         C. QUALIFICATIONS. Managers need not be residents of Oregon or Members.

         D. TERM. Each Manager shall hold office until the next annual meeting of the Members or until the Member's successor shall have been elected and qualified.

         E. ELECTION. Except as otherwise provided herein, Managers shall be elected by the Members.













OPERATING AGREEMENT- Page 8

         F. RESIGNATION. Any Manager may resign at any time by giving written notice to the Members. The resignation of any Manager shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. The resignation of a Manager who is also a Member shall not affect the Manager's rights as a Member and shall not constitute a withdrawal as a Member.

         G. REMOVAL. All or any lesser number of the Managers may be removed, with or without cause, by the Members at a meeting called expressly for that purpose. The removal of a Manager who is also a Member shall not affect the Manager's rights as a Member and shall not constitute a withdrawal of a Member.

         H. VACANCIES. Any vacancy occurring for any reason other than an increase in the number of Managers may be filled by the remaining Managers then in office, provided that if there are no remaining Managers, the vacancy(ies) shall be filled by a majority of the Members. Any Manager's position to be filled by reason of an increase in the number of Managers shall be filled by the Managers then in office or by an election at an annual meeting or at a special meeting of the Members called for that purpose or by the Members. A Manager elected to fill a vacancy shall be elected for the unexpired term of the Manager's predecessor in office and shall hold office until the expiration of such term and until the Manager's successor shall be elected and shall qualify or until the Manager's earlier death, resignation or removal. A Manager chosen to fill a position resulting from an increase in the number of Managers shall hold office until the next annual meeting of the Members and until the Manager's successor shall be elected and shall qualify, or until the Manager's earlier death, resignation or removal.

         5.2 ACTION BY MANAGERS. The rights and powers of the Managers hereunder shall be exercised by them in such manner as they may agree. In the absence of an agreement among the Managers, the following shall apply:

         A. MEETINGS. Meetings of the Managers, for any purpose or purposes, unless otherwise prescribed by statute, may be called by any Manager.

         B. PLACE OF MEETING. The Managers may designate any place, either within or outside of Oregon, as the location for any meeting of the Managers. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal executive office of the Company in Oregon.

         C. NOTICE OF MEETING. Except as provided in Section 5.2(d) below, written notice stating the place, day and hour of the meeting and the purpose or purposes for which the meeting is called shall be delivered not less than ten nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of the person calling the meeting, to each Manager. If mailed, such notice shall be deemed to be delivered two calendar days after being deposited in the United States mail, addressed to the Manager at the Manager's address as it appears on the books of the Company, with postage thereon prepaid.








OPERATING AGREEMENT- Page 9

         D. MEETING OF ALL MANAGERS. If all of the Managers shall meet at any time and place, either within or outside of Oregon, and consent to the holding of a meeting at such time and place, such meeting shall be valid without call or notice, and at such meeting lawful action may be taken.

         E. QUORUM. More than half of the Managers, represented in person or by proxy, shall constitute a quorum at any meeting of the Managers. In the absence of a quorum at any such meeting, the Managers so represented may adjourn the meeting from time to time for a period not to exceed 60 days without further notice. However, if the adjournment is for more than 60 days, a notice of the adjourned meeting shall be given to each Manager of record. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The Managers present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal during such meeting of that number of Managers whose absence would cause less than a quorum.

         F. MANNER OF ACTING. If a quorum is present, the act of a majority of the Managers who are present, in person or by proxy, shall be the act of the Managers, unless the vote of a different proportion or number is otherwise required by the Act, the Articles, or this Agreement. Unless otherwise expressly provided herein or required under applicable law, Managers who have an interest in the outcome of any particular matter upon which the Managers vote or consent may not vote or consent upon any such matter and their vote or consent, as the case may be, shall not be counted in the determination of whether the requisite matter was approved by the Managers.

         G. PROXIES. At all meetings of the Managers, a Manager may vote in person or by a proxy executed in writing by the Manager or by a duly authorized attorney-in-fact. Such proxy shall be filed with the Managers before or at the time of the meeting and may be of any duration except that a Manager who shall appear in person at a meeting shall void any outstanding proxy for so long as such Manager is in attendance.

         H. ACTION BY MANAGERS WITHOUT A MEETING. Action required or permitted to be taken at a meeting of Managers may be taken without a meeting if the action is evidenced by one or more written consents describing the action taken, signed by Managers sufficient to have approved the actions or resolutions at issue had a duly called meeting been held at which all Managers were in attendance and delivered to the Company for inclusion in the minutes or for filing with the Company records. Action taken under this Section is effective when the necessary Managers have signed the consent, unless the consent specifies a different effective date.

         I. WAIVER OF NOTICE. When any notice is required to be given to any Manager, a waiver thereof in writing signed by the person entitled to such notice, whether before, at, or after the time stated therein, shall be equivalent to the giving of such notice.

         J. TELEPHONIC MEETINGS. With respect to a particular meeting or generally with respect to future meetings, the Managers may permit any or all Managers to participate in the meeting by, or may permit the conduct of the meeting through, use of any means of communication by which





OPERATING AGREEMENT- Page 10
all Managers participating may simultaneously hear each other. A Manager participating in such a meeting is deemed to be present in person at such meeting.

         5.3 AUTHORITY OF THE MANAGERS. Subject to the limitations and restrictions set forth in the Act, the Articles and this Agreement (including, without limitation, those set forth in this Article 4), the Managers shall have the sole and exclusive right to manage the business of the Company and shall have all of the rights and powers which may be possessed by Managers under the Act and the Articles including, without limitation, the right and power, on behalf and in the name of the Company to:

         A. Institute, prosecute, and complaint and defend in all courts in the Company's name;

         B. Purchase, take, receive, lease or otherwise acquire, own, hold, improve, use and otherwise deal in or with real or personal property or any interest in real or personal property, wherever situated;

         C. Sell, convey, mortgage, pledge, create a security interest in, lease, exchange, transfer and otherwise dispose of all or any part of the Company property;

         D. Purchase, take, receive, subscribe for or otherwise acquire, own, hold, vote, use, employ, sell, mortgage, lend, pledge, otherwise dispose of and otherwise use or deal in or with other interests in or obligations of any other Entity;

         E. Make contracts or guarantees, incur liabilities, borrow money, issue Company notes or other obligations that may be convertible into other securities of the Company, or include the option to purchase other securities of the Company, or secure any of the Company's obligations by mortgage or pledge of any of the Company property, franchises or income;

         F. Lend money, invest or reinvest Company funds or receive and hold real or personal property as security for repayment of funds so loaned, invested or reinvested, including, without limitation, the loans to Managers, Members, employees and agents;

         G. Be a promoter, incorporator, general partner, limited partner, member, associate or manager of any partnership, joint venture, trust or other Entity;

         H. Conduct the Company's business, locate its offices and exercise the powers granted by the Act and the Articles within or without Oregon;

         I. Elect or appoint Managers, employees or agents of the Company, define their duties, fix their compensation and lend them money and credit;

         J. Make and alter this Agreement not inconsistent with the Articles or the law of Oregon for managing the Company's business and regulating its affairs;






OPERATING AGREEMENT- Page 11

         K. Pay pensions and establish pension plans, profit sharing plans and other benefit or incentive plans for any and all of its current or former Managers, Members, employees and agents;

         L. Make donations for the public welfare or for charitable, scientific or educational purposes;

         M. Transact any lawful business that will aid governmental policy;

         N. Indemnify a Member or Manager or any other person as and to the extent not inconsistent with the provisions of the Act or the Articles; and

         O. Cease the Company's activities and dissolve;

         5.4 RESTRICTIONS ON AUTHORITY OF MANAGERS. In addition to any other consent requirements contained in the Act, the Articles or this Agreement:

         A. Each Manager shall not have the authority to, and covenants and agrees that it shall not, do any of the following acts without the unanimous consent of the Members:

                  (1) Knowingly do any act in contravention of this Agreement or without the consent of the Members as required by this Agreement;

                  (2) Knowingly do any act which would make it impossible to carry on the ordinary business of the Company, except as otherwise provided in this Agreement;

                  (3) Confess a judgment against the Company in an amount in excess of $5,000.00;

                  (4) Possess Company property, or assign rights in specific Company property, for other than a Company purpose;

                  (5) Knowingly perform any act that would subject any Member to personal liability in any jurisdiction; or

                  (6) Cause the Company to voluntarily take any action that would cause a Bankruptcy of the Company.

         B. Each Manager shall not have the authority to, and covenants and agrees that it shall not, do any of the following acts without the consent of a Majority of the Managers in addition to any required consent of the Members:

                  (1) Determining the amount, if any, and timing of any guaranteed payments to Members;










OPERATING AGREEMENT- Page 12

                  (2) Determining the Net Cash from Operations and the Net Cash from Sales and Refinancings available for and the timing of distributions;

                  (3)      Expelling a Member;

                  (4) Incurring any debt in any single transaction in excess of $5,000.00;

                  (5) Causing the Company to make any capital expenditure in any single transaction in excess of $5,000.00; or

                  (6) Taking or approving any action or transaction which is reserved to the Managers by the Act, the Articles, or this Agreement without any express statement of the extent of Manager action required;

         5.5 DUTIES AND OBLIGATIONS OF MANAGERS. In addition to such other duties and obligations as Managers may have, Managers shall be responsible for the following:

         A. The Managers shall cause the Company to conduct its business and operations separate and apart from that of any Manager or any affiliate of a Manager, including, without limitation:

                  (1) Segregating Company property and not allowing Company property to be commingled with the funds or other assets of, held by, or registered in the name of any Manager or any affiliate of a Manager;

                  (2) Maintaining books and financial records of the Company separate from the books and financial records of any Manager and any affiliate of a Manager, and observing all Company procedures and formalities, including, without limitation, maintaining minutes of Company meetings and acting on behalf of the Company only pursuant to due authorization of the Members;

                  (3) Causing the Company to pay its liabilities from Company Property; and

                  (4) Causing the Company to conduct its dealings with third parties in its own name and as a separate and independent entity.

         B. The Managers shall take all actions which may be necessary or appropriate:

                  (1) For the continuation of the Company's valid existence as a limited liability company under the laws of Oregon and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Members or to enable the Company to conduct the business in which it is engaged; and

                  (2) For the accomplishment of the Company's purposes, including the acquisition, development, maintenance, preservation, and operation of

OPERATING AGREEMENT- Page 13

                           Company Property in accordance with the provisions of this Agreement and applicable laws and regulations.

         C. The Managers shall be under a fiduciary duty to perform the duties of Managers in good faith, in a manner they reasonably believe to be in the best interests of the Company and its Members, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. In discharging these duties, a Manager shall be fully protected in relying in good faith upon the records required to be maintained under this Agreement, and upon such information, opinions, reports or statements by any other Manager, Member, or agent, or by any other person, as to matters the Manager reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Company, including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits and losses of the Company or any other facts pertinent to the existence and amount of assets from which distributions to the Members might properly be paid.

         5.6 RIGHT TO RELY ON MANAGERS.

         A. Any person dealing with the Company may rely (without duty of further inquiry) upon a certificate signed by any Manager as to:

                  (1)      The identify of any Manager or any Member;

                  (2) The existence or nonexistence of any fact or facts which constitute a condition precedent to acts by a Manager or which are in any other manner germane to the affairs of the Company;

                  (3) The Persons who are authorized to execute and delivery any instrument or document of the Company; or

                  (4) Any act or failure to act by the Company or any other matter whatsoever involving the Company or any Member.

         B. The signature of any Manager shall be necessary and sufficient to convey title to any Company Property or to execute any promissory notes, trust deeds, mortgages, or other instruments of hypothecation, and all of the Members agree that a copy of this Agreement may be shown to the appropriate parties in order to confirm the same, and further agree that the signature of any Manager shall be sufficient to execute any "statement of company" or other documents necessary to effectuate this or any other provision of this Agreement. All of the Members do hereby appoint the Managers as their attorney(s)-in-fact for the execution of any or all of the documents described in this Section 5.6(b).

         5.7 LIABILITY AND INDEMNITY OF THE MANAGERS. A Manager is not personally liable for any debt, obligation or liability of the Company merely by reason of being a Manager and is not liable to the Company or its Members for monetary damages for conduct as a Manager. A Manager who performs the duties as Manager in accordance with this Agreement shall not have any liability




OPERATING AGREEMENT- Page 14
by reason of being or having been a Manager. The Company shall indemnify the Managers and make advances for expenses to the maximum extent permitted under the Act. However, this provision shall not eliminate or limit a Manager's liability for:

         A. Any breach of a Manager's duty of loyalty to the Company or its Members as described in this Agreement;

         B. Acts or omissions not in good faith which involve intentional misconduct or a knowing violation of law;

         C. Any unlawful distribution under the Act; or

         D. Any transaction from which the Manager derives an improper personal benefit.

                                    ARTICLE 6
               CONFLICTS OF INTEREST AND CONFIDENTIAL INFORMATION

          6.1 DUTY OF LOYALTY. Each Member and Manager shall be entitled to enter into transactions that may be considered to be competitive with, or a business opportunity that may be beneficial to, the Company, it being expressly understood that some of the Members may enter into transactions that are similar to the transactions into which the Company may enter and the Company and each Member waive the right or claim to participate therein. Notwithstanding the foregoing, Members and Managers shall account to the Company and hold, as trustee for it, any property, profit or benefit derived by the Member or Manager, without the consent of the Members, in the formation, conduct and winding up of the Company business or from the use or appropriation by the Member or Manager of any Company assets, including information developed exclusively for the Company and opportunities expressly offered to the Company.

         6.2 OTHER SELF INTEREST. A Member or Manager does not violate a duty or obligation to the Company merely because the conduct furthers the interest of the Member or Manager. A Member or Manager may lend money to and transaction business with the Company. The rights and obligations of a Member or Manager who lends money to or transacts business with the Company are the same as those of a person who is not a Member or Manager, subject to other applicable laws. No transaction with the Company shall be voidable solely because a Member or Manager has a direct or indirect or indirect interest in the transaction if the transaction is approved or ratified by the Members.

         6.3 CONFIDENTIAL INFORMATION. The Members recognized and acknowledge that as Members they will have access to, be provided with and, in some cases, will prepare and create Confidential Information. A Member shall not use or disclose or use any Confidential Information, either personally or for the use of others, other than in connection with the Member's activities on behalf of the Company. Nor shall a Member disclose any Confidential Information to any person who is not a Member, not employed by the Company or not authorized by the Company to receive such Confidential Information, without the prior written consent of the Company. Each Member shall use reasonable and prudent care to safeguard and protect and prevent the unauthorized use and






OPERATING AGREEMENT- Page 15
disclosure of Confidential Information. The obligations contained in this
Section 6.3 shall survive for long as the Company in its sole judgment considers certain information to be Confidential Information. For purposes of this Agreement, "Confidential Information" shall mean information or material proprietary to the Company whether written or oral, tangible or intangible, which a Member obtains knowledge of through or as a result of the Member's activities on behalf of the Company. Confidential Information may include, without limitation, data, know-how, trade secrets, designs, plans, drawings, specifications and reports related to the Company's business activities.

                                    ARTICLE 7
                             ACCOUNTING AND RECORDS

         7.1 BOOKS OF ACCOUNT. The Company's books and records, a register showing the names, addresses, and Ownership Interests of the Members, and this Agreement shall be maintained by the Members, and each Member shall have access thereto at all reasonable times. The Members shall keep such books and records of the operation of the Company that are appropriate and adequate for the Company's business and for the carrying out of this Agreement.

         7.2 FISCAL YEAR. The fiscal year of the Company shall be the calendar year.

         7.3 ACCOUNTING REPORTS. Within ninety (90) days after the close of each fiscal year, the Members shall cause each Member to receive an unaudited report of the activities of the Company for the preceding fiscal year, including a copy of a balance sheet of the Company as of the end of such year and a statement of income or loss for such year.

         7.4 TAX RETURNS. The Manager(s) , shall cause all required federal and state income tax returns for the Company to be prepared and timely filed with the appropriate authorities. Within ninety (90) days after the end of each fiscal year, each Member shall be furnished a statement suitable for use in the preparation of the Member's income tax return, showing the amounts of any distributions, contributions, gains, losses, profits, or credits allocated to the Member during such fiscal year.

         7.5 ACCESS TO BOOKS AND RECORDS. Each Member shall have the right to receive copies of the books and records of the Company. Upon reasonable notice, each Member and the Member's agent or attorney shall have the tight, during ordinary business hours, to inspect and copy, ay the requesting Member's expense, the books and records which the Company is required by the Act and this Agreement to keep.















OPERATING AGREEMENT- Page 16

                                    ARTICLE 8
                               ADDITIONAL MEMBERS

         8.1 ADMISSION. Persons may be added as additional Members upon terms and conditions approved by the Members. A person shall not become an Additional Member until such person becomes a party to this Agreement as a Member by signing a counterpart copy of this Agreement and executes such documents and instruments as the Company may reasonably request as may be necessary or appropriate to confirm such person as a Member in the Company and such person's agreement to be bound by the terms and conditions thereof.

         8.2 ACCOUNTING. No additional Member shall be entitled to any retroactive allocation of losses, income or expense deduction incurred by the Company. The Members may at the time an additional Member is admitted, close the Company books or make prorata allocations of loss, income and expense deductions to the additional Member for that portion of the Company's fiscal year in which such additional Member was admitted in accordance with the relevant provisions of the Internal Revenue Code of 1986, as amended. The provisions of ORS 63.185(4) shall not apply in the event of an admission of an additional Member.

                                    ARTICLE 9
                             TRANSFERS OF INTERESTS

         9.1 RESTRICTION ON TRANSFERS. Except as otherwise permitted by this Agreement, no Member shall transfer all or any portion of such person's interests in the Company without the express written consent of all other Members. In the event that any Member pledges or otherwise encumbers any of such person's interests in the Company as security for the payment of a debt, any such pledge or hypothecation shall constitute a transfer and shall only be made pursuant to a pledge or hypothecation agreement that requires the pledgee or secured party to be bound by all of the terms and conditions of this Agreement.

         9.2 PERMITTED TRANSFERS. Subject to the conditions and restrictions set forth in Sections 9.3 and 9.6 of this Agreement, a Member may at any time transfer all or any portion of such Member's interest in the Company to:

         (a) any other Member;

         (b) any member of the transferor's family;

         (c) the transferor's executor, administrator, trustee, or personal representative to whom such interests are transferred at death or involuntarily by operation of law;

         (d) any purchaser in accordance with Section 9.4 of this Agreement.













OPERATING AGREEMENT- Page 17

         9.3 CONDITIONS ON PERMITTED TRANSFERS. A transfer shall not be treated as a permitted transfer under Section 9.2 of this Agreement unless and until the following conditions are satisfied:

         A. Except in the case of a transfer of a Member's Ownership Interest at death or involuntarily by operation of law, the transferor and the transferee shall execute and deliver to the Company such documents and instruments as may be necessary or appropriate to effect such transfer and to confirm the agreement of the transferee to be bound by the provisions of this Agreement. The Company shall be reimbursed by the transferor and/or transferee for all costs and expenses that it reasonably incurs in connection with such transfer.

         B. Except in the case of a transfer of a Member's Ownership Interest at death or involuntarily by operation of law, the transferor shall furnish to the Company an opinion of counsel that the transfer will not cause the Company to terminate for federal income tax purposes or under the Act.

         C. The transferor and the transferee shall furnish the Company with all information reasonably necessary to permit the Company to file all required federal and state tax returns and other legally required information statements or returns. The Company shall not be required to make any distributions otherwise provided for in this Agreement with respect to any transfer until it has received such information.

         D. Except in the case of a transfer of a Member's Ownership Interest at death or involuntarily by operation of law, the transfer of the Member's Ownership Interests shall be either registered under the Securities Act of 1933, as amended, and any applicable state securities laws or, in the opinion of counsel to the Company, such transfer is exempt for such registration.

         9.4 RIGHT OF FIRST REFUSAL. Except as permitted by Section 9.2 of this Agreement, a Member may not transfer all or any portion of his/her Ownership Interest ("Offered Interest") unless such Member ("Seller") first offers to sell the Offered Interest pursuant to the terms of this Section 9.4.

         A. LIMITATIONS ON TRANSFERS. No transfer may be made under this Section
9.4 unless the Seller shall offer all of the Seller's Ownership Interest for sale to the Company. The Company shall have thirty (30) days to exercise its first right to purchase the Offered Interest from the date of receipt of written notice from the Seller that the Seller desires to sell the Offered Interest. If the Company does not exercise its right to purchase the Offered Interest within the thirty (30) day period, the remaining Members shall have an additional thirty (30) days thereafter within which to purchase their proportionate share of the Offered Interest. A Member's proportionate share is equal to that percentage which the Ownership Interest of the Member at such date shall bear to the total Ownership Interests owned by the other Members. The purchase price and payment thereof for the Offered Interest purchased under this Section 9.4 shall be in accordance with Section 9.4(d) of this Agreement. If the Company and the non-selling Members do not elect to purchase all of the Offered Interest, then the Seller may sell the Offered Interest to any other third party at the same price and on the same terms and conditions as the original offer to the Company. Such third party purchaser will be required to execute the counterpart copy of this Agreement, as amended, pursuant to which such purchaser agrees to be bound by this Agreement.




OPERATING AGREEMENT- Page 18

         B. PURCHASE PRICE. The purchase price for any Offered Interest purchased under this Agreement shall be its book value as of the last day of the previous accounting year immediately prior to the year in which the purchase occurs. For the purposes of this Agreement, the book value of the Offered Interest shall be determined by an accountant employed by Company in accordance with the generally accepted accounting principles consistently applied. Goodwill and other intangible property shall be deemed of no value and shall not be taken into consideration. Current accounts receivable shall be taken at face value, less an allowance for bad debts. Federal, state and municipal taxes and assessments shall be proportioned and charged as a liability as of the end of such year.

         C. PAYMENT OF PURCHASE PRICE. Payment of the purchase price shall be by cash in a sum equal to ten (10%) percent of the total purchase price, which sum shall be payable upon the determination of the purchase price of the Offered Interest. The balance of the purchase price shall be paid in twelve (12) equal monthly installments. The first monthly installment shall be paid thirty (30) days from the date of the original payment, and the remaining monthly installments shall be paid on the same day of each month thereafter, until the purchase price is paid in full. In addition to the above payments, the Company or the purchasing Member(s) shall pay, on the date each of the above payments are made, accrued interest on the unpaid balance of the purchase price from the date of payment. Interest shall commence on the date of the original payment and shall be paid at a rate of six percent (6%) per annum. All or any portion of the purchase price may be prepaid at any time, without any prepayment penalty.

         D. INSURANCE. The Company may apply for a policy of insurance on the life of each Member to enable the Company to purchase any Offered Interest. Each Member agrees to do everything necessary to cause a policy of life insurance to be issued pursuant to such application. The Company shall be the owner of any policy or policies of life insurance acquired pursuant to the terms of this Agreement. If any Member sells all his/her Ownership Interest during such Member's lifetime or if the Company is dissolved as provided in Section 11 of this Agreement, or if the Member ceases to be a Member pursuant to Section 10 of this Agreement, such Member shall have the right to purchase any policy or policies insuring such Member's life that are owned by the Company. The purchase price for the life insurance policy or policies shall be the interpolated terminal reserve value of such policy or policies as of the date of sale, less any existing indebtedness against such policy or policies, plus that portion of the premium or premiums on such policy or policies paid prior to the date of sale which cover a period beyond the date of sale. Such right of purchase must be exercised by the Member within thirty (30) days after such sale of his/her Ownership Interest or the termination of this Agreement. Upon exercise of such right, the insured Member shall deliver the purchase price for the life insurance policy or policies to the Company, and the Company shall simultaneously execute and deliver to the Member all the documents that are required to transfer ownership of the policy or policies. If such right of purchase is not exercised within such 30-day period, the Company may make whatever disposition of the life insurance policy or policies it shall deem proper.








OPERATING AGREEMENT- Page 19

         9.5 ACCEPTANCE OF TRANSFEREE AS A NEW MEMBER. A transferee may be admitted to the Company as a new member with all of the rights of a Member only upon satisfaction of all of the following conditions:

         A. The transferee shall become a party to this Agreement as a Member by executing such documents and instruments as the Company may reasonably request as may be necessary or appropriate to confirm such Transferee as a Member and such transferee's agreement to be bound by the terms and conditions of this Agreement.

         B. The transferee shall pay or reimburse the Company for all reasonable legal cost that the Company incurs in connection with the admission of the transferee as a Member.

         C. ORS 63.185(4) shall not apply in the event of the admission of a new member.

         9.6 DISTRIBUTIONS AND ALLOCATIONS REGARDING TRANSFERS. If a Member's Ownership Interest is transferred during any fiscal year of the Company in compliance with the provisions of this Agreement, profits, losses and all other items attributable to such Ownership Interest for such fiscal year shall be divided and allocated between the transferor and the transferee by taking into account their varying interests during such fiscal year in accordance with applicable provisions of the Internal Revenue Code of 1986, as amended. All distributions on or before the date of a transfer shall be made to the transferor and all distributions thereafter shall be made to the transferee. Solely for purposes of making such allocations and distributions, the Company shall recognize such transfer not later than the end of the calendar month during which it is given notice of such transfer. The Company shall not incur any liability for making allocations and distributions in accordance with the provisions of this Section 9, whether or not the Company has knowledge of any transfer.

                                   ARTICLE 10
                              CESSATION OF A MEMBER

         10.1 CESSATION. A person shall cease to be a Member upon the happening of any of the following events:

         A. The withdrawal of a Member pursuant to Section 10.2 of this Agreement;

         B. The expulsion of a Member pursuant to Section 10.3;

         C. The bankruptcy of a Member;

         D. The death of a Member or the entry of an order of a court of competent jurisdiction adjudicating the Member incompetent to manage the Member's person or estate;

         E. The transfer of Member's entire Ownership Interest and the acceptance of the transferee as a new member.






OPERATING AGREEMENT- Page 20

         10.2 WITHDRAWAL. A Member may not voluntarily withdraw from the Company, unless such withdrawal is with the consent of the other Members and shall result in the transferee being deemed a new member.

         10.3 EXPULSION. A Member may be expelled from the Company upon a determination by the Members that the Member has been guilty of wrongful conduct that adversely and materially affects the business of the Company, or has willfully and persistently committed a material breach of this Agreement, or otherwise breached a duty owed to the Company or the other Members, to the extent that it is not reasonably practicable to carry on the business affairs of the Company with the Member. An expelled Member shall be treated as having withdrawn voluntarily from the Company on the date of the expulsion determination.

         10.4 RIGHTS UPON CESSATION. In the event that any person ceases to be a Member for any reason other than set forth in Section 10.1(e) of this Agreement, the following shall apply:

         A. The Person shall be treated as a transferee from the date of cessation until such time as the person has received all distributions to which the person is or may be due under this Agreement;

         B. If the cessation is a Dissolution Event and the business and affairs of the Company are wound up under Article 11 of this Agreement, the person shall be entitled to participate in the winding up of the Company to the same extent as any Member except that any distributions to which the person would be entitled shall be reduced by the damages sustained by the Company as a result of the dissolution and winding up.

                                   ARTICLE 11
                           DISSOLUTION AND WINDING UP

         11.1 COVENANT NOT TO CAUSE DISSOLUTION. Except as otherwise permitted by this Agreement, each Member hereby covenants and agrees not to take any voluntary action that would cause the Company to dissolve and notwithstanding any provision of the Act, the Company shall not dissolve prior to the occurrence of a dissolution event ( "Dissolution Event").

         11.2 DISSOLUTION EVENTS. The Company shall dissolve and commence winding up and liquidating upon the first to occur of any of the following Dissolution Events:

         A. The unanimous vote of Members to dissolve, wind up, and liquidate the Company;

         B. The sale of all or substantially all of the assets of the Company;

         C. The happening of any other event that makes it unlawful, impossible or impracticable to carry on the business of the Company;

         D. The happening of any event that causes a Member to cease to be a Member.






OPERATING AGREEMENT- Page 21

         Notwithstanding anything in the Act to the contrary, the foregoing are the exclusive events which may cause the Company to dissolve, except for events which may cause judicial or administrative dissolution under the Act.

         11.3 CONTINUATION. Upon the occurrence of any Dissolution Event set forth in Section 11.2 of this Agreement, the Company shall not be dissolved or required to be wound up if, within one hundred twenty (120) days after such event, Members will aggregate Ownership Interests in excess of 50% agree to continue the business of the Company. Unless such an election is made within the 120-day period, the Company shall wind up its affairs in accordance with Section
11.4 hereof.

         11.4 WINDING UP. Upon the occurrence of a Dissolution Event, the Company shall continue solely for the purposes of winding up its affairs in an orderly manner, liquidating its assets and satisfying the claims of creditors and Members, and no Member shall take any action that is inconsistent with, or not necessary to or appropriate for, the winding up of the Company's business and affairs. To the extent not inconsistent with the foregoing, all obligations in this Agreement shall continue in full force and effect until such time as the Company's assets have been distributed pursuant to this Section 11.4. The Manager(s) shall be responsible for overseeing the winding up and dissolution of the Company, shall take full account the assets and liabilities of the Company, shall cause the Company's assets to be liquidated as promptly as in consistent with obtaining the fair value thereof and shall cause the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed in the following order:

         A. First, to the payment and discharge of all of the Company's debts and liabilities to creditors other than Members;

         B. Second, to the payment and discharge of all of the Company's debts and liabilities to Members;

         C. Third, 100% to the Members in proportion to their Ownership
Interest.

         11.5 RIGHTS OF MEMBERS. Except as otherwise provided in this Agreement,

         A. each Member shall look solely to the assets of the Company for the return of contributions and shall have no right or power to demand or receive property other than cash from the Company, and

         B. no Member shall have priority over any other Member as to the return of contributions, distributions or allocations.

         11.6 NOTICE OF DISSOLUTION. In the event a Dissolution Event occurs or an event occurs that would result in the dissolution of the Company, the Manager(s) shall, within 10 days thereafter, provide written notice thereof to each Member and to all other parties with whom the Company regularly conducts business, as determined in the discretion of the Manager(s).








OPERATING AGREEMENT- Page 22

                                   ARTICLE 12
                                   AMENDMENTS

         The Members may amend or repeal the provisions of this Agreement by unanimous action. Any amendment shall be set forth in writing, or by action taken at a meeting of Members called for that purpose. This Agreement may not be amended or repealed by oral agreement of the Members.

                                   ARTICLE 13
                                  MISCELLANEOUS

         13.1 GOVERNING LAW. This Agreement shall be governed by Oregon law.

         13.2 SEVERABILITY. If one or more of the provisions of this Agreement is held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of this Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

         13.3 THIRD-PARTY BENEFICIARIES. The provisions of this Agreement are intended solely for the benefit of the Members and shall create no rights or obligations enforceable by any third party, including creditors of the Company, except as otherwise provided by applicable law.

         13.4 COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13.5 TITLES AND SUBTITLES. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

         13.6 NOTICES. All notices required or permitted to be given under this Agreement shall be in writing. Notices may be served by certified or registered mail, postage pre-paid with return receipt requested; by private courier, prepaid; by facsimile or other telecommunications device, or personally. Mailed notices shall be deemed delivered five (5) days after mailing, properly addressed. Notices by courier shall be deemed delivered on the date that the courier warrants that delivery occurred. Telecommunications notices shall be deemed delivered when receipt is confirmed by confirming transmission. Unless a party changes its address by giving notice to the other party as provided herein, notices shall be delivered to the parties at the addresses set forth on the signature page of this Agreement.

            13.7 ARBITRATION. If any controversy or claim arising out of this Agreement cannot be settled, the controversy or claim shall be settled by arbitration in accordance with the rules of the American Arbitration Association or Arbitration Services of Portland, Inc., which ever organization is selected by the party which first initiates arbitration by filing a claim in accordance withe rules of the organization, as then in effect, and judgment on the award may be entered in any court having jurisdiction. Nothing herein shall prevent a Member or the Company from resort to a court of






OPERATING AGREEMENT- Page 23
competent jurisdiction in those instances where injunctive relief may be appropriate or for purposes of expelling a Member.

         13.8 ATTORNEYS' FEES.

                  If any suit or action arising out of or related to this Agreement is brought by any party, including an arbitration proceeding under
Section 13.7 of this Agreement, the prevailing party shall be entitled to recover its costs and fees, including reason attorneys' fees, incurred by such party in such suit or action, including any appellate proceeding.

         13.9 AMENDMENTS AND WAIVERS.

                  Any provision of this Agreement may be amended and the observance of any provision may be waived only with the written consent of the Company and the Members.

         13.10 ENTIRE AGREEMENT.

                  This Agreement and the other documents to be furnished pursuant to this Agreement embody the full and entire understanding and agreement between the parties with respect to the subject matter hereof and supersede all prior agreements with respect to the subject matter hereof. There are no restrictions, promises, representations, warranties or undertakings other than those expressly set forth or referred to in this Agreement.

SMOG CENTERS OF CALIFORNIA,  LLC

By:_________________________________
     Stephen D. Wilson, Manager

MEMBER:

CALIFORNIA CLEAN AIR, INC.

By:_________________________________
     Stephen D. Wilson,  President

OPERATING AGREEMENT- Page 24

                                    EXHIBIT A

                              MEMBER CONTRIBUTIONS

NAMES AND ADDRESSES                AMOUNT                     OWNERSHIP INTEREST

California Clean Air, Inc.
10345 SW 69th Ave.
Tigard, OR 97223                                                      100%

EXHIBIT 4.0
                                                               Preferred Stock
 Number                                                            Shares
  201
                                                               SEE REVERSE FOR
Incorporated under the Laws of the State of Nevada           CERTAIN DEFINITIONS

                                                        CUSIP___________________

                           CALIFORNIA CLEAN AIR, INC.
                          Authorized Shares 20,000,000


This certifies that _______________________________________ is the record holder of ___________________________________ fully paid and non-assessable shares of
Preferred Stock, par value of $.001 per share of California Clean Air, Inc. transferrable on the books of the Corporation by the holder hereof, in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This certificate is not valid until countersigned by the Transfer Agent and registered by the Registrar.

         Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

DATED:

/s/ STEVEN D. WILSON                 [SEAL]                /s/ STEVEN D. WILSON
      Secretary                                                  President

                           Countersigned and registered
                           OTR, INC.
                           1000 SW BROADWAY (SUITE 920), PORTLAND, OREGON 97205
                                                   Transfer Agent and Registrar
                           By:_________________________________________________
                                                           Authorized Signature

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                Common Stock
 Number                                                            Shares
  1500
                                                               SEE REVERSE FOR
Incorporated under the Laws of the State of Nevada           CERTAIN DEFINITIONS

                                                        CUSIP___________________

                           CALIFORNIA CLEAN AIR, INC.
                          Authorized Shares 200,000,000


This certifies that _______________________________________ is the record holder of ___________________________________ fully paid and non-assessable shares of
Common Stock, par value of $.001 per share of California Clean Air, Inc. transferrable on the books of the Corporation by the holder hereof, in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This certificate is not valid until countersigned by the Transfer Agent and registered by the Registrar.

         Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

DATED:

/s/ STEVEN D. WILSON                 [SEAL]                /s/ STEVEN D. WILSON
      Secretary                                                  President

                           Countersigned and registered
                           OTR, INC.
                           1000 SW BROADWAY (SUITE 920), PORTLAND, OREGON 97205
                                                   Transfer Agent and Registrar
                           By:_________________________________________________
                                                           Authorized Signature