Form 10QSB
period 2003-09-30
CALIFORNIA CLEAN AIR INC
filed 2003-11-14
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended  September 30, 2003
                                                           ------------------

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

                                     PART 1
                              FINANCIAL INFORMATION

                          CALIFORNIA CLEAN AIR, INC.
                           Consolidated Balance Sheets
                             See accompanying notes.


                                                                 September 30,       December 31,
                                                                     2003                2002
                                                                ----------------  -----------------

                                     ASSETS

Current assets -
   Cash                                                         $      992         $        -

Equipment, net of accumulated depreciation of $1,546                43,592                  -

Other assets:
   Goodwill, net of accumulated amortization of $56                 19,944                  -
   Deposits                                                            566                  -
                                                                 ---------          ---------
     Total other assets                                             20,510                  -
                                                                 ---------          ---------

                                                                $   65,094         $        -
                                                                 =========          =========

                     LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                             $   15,353         $        -
   Accrued payroll                                                   6,000                  -
   Accrued state taxes payable                                          30                 20
                                                                 ---------          ---------
     Total current liabilities                                      21,383                 20

Payable to related parties                                         221,271             49,531

Net capital deficiency:
   Preferred stock;  $.0001 par value;  authorized  20,000,000
        shares;  issued and outstanding 4,000,000 shares             4,000                  -
   Common stock; $.0001 par value;  authorized  100,000,000
        shares; issued and outstanding 1,000,000 shares              1,000              5,000
   Retained deficit                                                (39,100)                 -
   Deficit accumulated during the development stage               (143,460)           (54,551)
                                                                 ---------          ---------
     Net capital deficiency                                       (177,560)           (49,551)
                                                                 ---------          ---------

                                                                $   65,094         $        -
                                                                 =========          =========



                             See accompanying notes

                           CALIFORNIA CLEAN AIR, INC.
                      Consolidated Statements of Operations


                                        Three months ended               Nine months ended
                                           September 30                    September 30
                                     -------------------------     ----------------------------
                                         2003          2002             2003            2002
                                     ------------  -----------     --------------  ------------

Sales                                $     3,334     $      -       $      3,334    $        -
Cost of goods sold                         6,054            -              6,054             -
                                      ----------      -------        -----------     ---------
Gross loss                                (2,720)           -             (2,720)            -
Operating expenses                        83,849        2,491            125,279        23,975
                                      ----------      -------        -----------     ---------
Net loss from operations                 (86,569)      (2,491)          (127,999)      (23,975)
Provision for income taxes                     -            -                 10            10
                                      ----------      -------        -----------     ---------

Net loss                             $   (86,569)    $ (2,491)      $   (128,009)   $  (23,975)
                                      ==========      =======        ===========     =========



Net loss per common share            $     (.087)    $  (.002)      $      (.128)   $    (.024)
                                      ==========      =======        ===========     =========


























                             See accompanying notes

                           CALIFORNIA CLEAN AIR, INC.
                      Consolidated Statements of Cash Flows

                                                        Three months ended               Nine months ended
                                                           September 30                    September 30
                                                    --------------------------     ----------------------------
                                                         2003          2002             2003            2002
                                                    -------------  -----------     --------------  ------------
Cash flows from operating activities:
   Net loss                                          $   (86,569)    $ (2,491)      $   (128,009)   $  (13,119)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Depreciation                                          1,546            -              1,546             -
     Amortization of goodwill                                 56            -                 56             -
     Changes in liabilities:
       Accounts payable                                    8,253        1,775             15,353         1,775
       Accrued payroll                                     6,000            -              6,000             -
       Accrued state income taxes                              -            -                 10            10
                                                      ----------      -------        -----------     ---------
                                                         (70,714)        (716)          (105,044)      (11,334)

Cash flows from investing activities:
   Capital expenditures                                   (5,138)           -             (5,138)            -
   Cash paid for acquisition                             (55,000)           -            (60,000)            -
   Deposits paid                                            (566)           -               (566)            -
                                                      ----------      -------        -----------     ---------
                                                         (60,704)           -            (65,704)            -

Cash flows from financing activities:
   Advances from, or expenses paid on behalf of the
    Company directly by, related parties                 132,303          716            171,740        11,334
                                                      ----------      -------        -----------     ---------

Net change in cash                                           885            -                992             -

Cash at beginning of period                                  107            -                  -             -
                                                      ----------      -------        -----------     ---------

Cash at end of period                                $       992     $      -       $        992    $        -
                                                      ==========      =======        ===========     =========
















                             See accompabying notes

                           CALIFORNIA CLEAN AIR, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2003


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

         Development stage enterprise: From inception through September 10, 2003, the Company had not commenced any formal business operations. The Company was considered to be in the development stage and therefore adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Effective September 11, 2003, Smog Centers began operating a test-only vehicle emission inspection facility and was no longer considered to be in the development stage.

         Interim reporting: The Company's year end for accounting and tax purpose is December 31. In the opinion of Management, the accompanying consolidated financial statements as of September 30, 2003 and 2002 and for the three and six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         Equipment: Equipment consists of vehicle emission inspection equipment and is carried at fair value or cost. Depreciation is computed using the straight-line method over the estimated useful live of five years.

                           CALIFORNIA CLEAN AIR, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2003


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Goodwill: Goodwill represents the excess purchase price over the estimated fair value of the net assets of smog centers acquired. Amortization is computed using the straight-line method over thirty years.

         Stock based compensation: The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

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

         Reporting consolidated comprehensive income (loss): The Company reports and displays consolidated comprehensive income (loss) and its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income (loss) to report for the three and six months ended September 30, 2003 and 2002.

         Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 1,000,000 for the three and six months.

                           CALIFORNIA CLEAN AIR, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2003


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Net loss per share (continued): ended September 30, 2003 and 2002. The Company's Series A Convertible Preferred Stock is not considered to be a common stock equivalent as the effect on net loss per share would be anti-dilutive.

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

2.       Business combination
         On August 21, 2003, Smog Centers acquire all of the assets used in a business operating under the name Broadway Smog Check. The acquisition was accounted for as a purchase. Broadway Smog Check was a test-only vehicles emissions inspection facility in the State of California under their Smog Check II program. Smog Centers paid $60,000 for the assets of Broadway Smog Check.

         The acquisition can be summarized as follows:
            Fair vale of vehicle emission inspection equipment     $   40,000
            Goodwill                                                   20,000
                                                                    ---------
           Cash paid                                               $   60,000
                                                                    =========

         The results of operations of Broadway Smog Check are included in the accompanying consolidated financial statements as of September 1, 2003. The following pro forma summary presents consolidated financial position and results of operations as if Broadway Smog Check had been acquired as of the beginning of the reporting periods:
                                           September 30,       December 31,
                                              2002                2002
                                          ---------------    ---------------
           Current assets                    $       -        $    9,800
           Tangible net assets                  44,200            56,000
           Total assets                         64,200            85,800
           Current liabilities                       -                 -
           Total liabilities                   126,800            40,000
           Total stockholders' equity          (62,600)           45,800

                           CALIFORNIA CLEAN AIR, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2003


2.       Business combination (continued)
         --------------------------------
                                               Nine months
                                                   ended          Year ended
                                               September 30,      December 31,
                                                   2003              2002
                                               -------------    -------------
           Net sales                              $  50,500        $   90,900
           Cost of goods sold                        14,700            18,200
           Operating expenses                       144,200            49,400
           Net income (loss)                       (108,400)           31,400
           Earnings (loss) per common share           (.108)             .006

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of January 1, 2002 or which may be obtained in the future.

3.       Transactions with related parties
         The Company's operating expenses since inception, consisting principally of professional services, has been paid for by individuals considered to be related parties. The advances are non-interest bearing and due on demand; however, the individuals have agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

4.       Preferred Stock
         On May 29, 2003, shareholders who owned 4,000,000 shares of the Company's common stock agreed to exchange their shares for 4,000,000 shares of the Company's Series A Convertible Preferred Stock.

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

ITEM 2.           PLAN OF OPERATION

         The Company is in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted by the state of California. The Company conducts its business through its affiliate, Smog Centers of California, LLC, of which the Company is the sole member. The President of the Company, Stephen D. Wilson, is the manager of Smog Centers of California, LLC.

         "Test-only" emissions inspection facilities are privately-owned and operated stations which are authorized and licensed by the State of California Bureau of Automotive Repair to conducts emissions test only and are not authorized to make any vehicle repairs.

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

ITEM 5.           OTHER INFORMATION.

         The Company, through its wholly-owned subsidiary, Smog Centers of California LLC, purchased the Smog Check station located at 7319 Broadway, Lemon Grove, California. The purchase price was $60,000. The purchase was closed on August 21, 2003, with payment in full made at the closing. As part of the purchase of the business, Smog Centers of California LLC assumed the obligations under an existing real estate ground lease. The ground lease has a remaining term until July 1, 2006, with an option to renew for an additional five year term. The ground lease payments are $1,500 per month, which are subject to an annual increase of 5% for each year during the remaining initial term of the lease.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Asset Acquisition Agreement dated August 21, 2003 is incorporated by reference.

                  32       Certification required by Rule 13a-14(a).

                  32.1     Certification required by Rule 13a-14(b)

         (b)      8-K Reports

                  A report was filed August 28, 2003 describing the acquisition of the Broadway Smog Check station under Item 2 of Form 8-K.

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

                            Date: Novemer 14, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                  Date
---------         -----                            -----------------

/s/ STEPHEN D. WILSON                              November 14, 2003
--------------------------
Stephen D. Wilson, President