Form 10KSB
period 2003-12-31
CALIFORNIA CLEAN AIR INC
filed 2004-04-08
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


         Commission file number: 000-31451
                                 ---------

                           CALIFORNIA CLEAN AIR, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)



             NEVADA                                              75-3090496
             ------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



           3790 VIA DE LA VALLE, SUITE 103, DEL MAR, CALIFORNIA 92014
          ------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (760) 494-6497
                                ----------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

          Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001, PAR VALUE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    XX                  No
                              --------                  --------

As of March 30, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value was 1,000,000 shares.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                   No
                              --------                  --------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Issuer's revenues of its most recent fiscal year was $ 27,503

         As of December 31, 2003 , the number of outstanding shares of the issuer's common stock, $0.001 par value was 1,000,000 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3

ITEM 2.  DESCRIPTION OF PROPERTY..............................................12

ITEM 3.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............12

ITEM 6.  PLAN OF OPERATION....................................................13

ITEM 7.  FINANCIAL STATEMENTS.................................................14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................14

ITEM 8A. CONTROLS AND PROCEDURES..............................................14

                                    PART III

ITEM 9.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT..................15

ITEM 10. EXECUTIVE COMPENSATION...............................................16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.........17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................19

SIGNATURES....................................................................20

INDEX TO EXHIBITS.............................................................21

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

Auditor's Report.............................................................F-2

Balance Sheets as of December 31, 2003 and  2002.............................F-3

Statement of Operations for the years ended December 31, 2003 and  2002......F-5

Statement of Changes in Stockholder's Equity for the years ended December 31,
2003 and 2002................................................................F-6

Statement of Cash Flows for the years ended December 31, 2003 and 2002.......F-7

Notes to Financial Statements...............................................F-10

                                     PART I


ITEM  1.          DESCRIPTION OF BUSINESS

         We are in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted in the State of California. As a result of the federal Clean Air Act of 1990, the State of California adopted its Smog Check II program designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately-owned and operated stations which are authorized to conduct only the emissions test but are not permitted to make any vehicle repairs. Our current inspection facilities are located in Lemon Grove and Escondido, California, respectively.

         We conduct our business through our affiliated company, Smog Centers of California LLC, of which we are the only member. As the only member of Smog Centers of California, LLC, we have complete control over the business of our affiliated company and we will receive periodic distributions and allocations of cash flow and operating profits.

         At this time, Smog Centers of California LLC has had very limited revenues from operations. Most references to our business will apply directly to the emissions inspection facilities and the business of Smog Centers of California.

         We were originally incorporated in Delaware on June 2, 2000 under the name of Breakthrough Technology Partners I, Inc. We never commenced any business under our original name. Effective December 18, 2002, we reincorporated in the State of Nevada under our current name pursuant to an Agreement and Plan of Merger with California Clean Air, Inc. dated December 18, 2002. The sole purpose for the merger was to change our legal domicile from Delaware to Nevada.

         Smog Centers of California LLC was organized as an Oregon limited liability company on November 21, 2002. It was registered to do business in California effective December 10, 2002. We are the sole member of Smog Centers of California LLC through the ownership of all of the outstanding ownership interests. Mr. Stephen D. Wilson, our President, is the manager of Smog Centers of California LLC.

         Our principal executive and administrative offices and those of Smog Centers of California, LLC are located at 3790 Via de la Valle, Suite 103, Del Mar, California 92014.

         CALIFORNIA SMOG CHECK PROGRAM

         As a result of the federal Clean Air Act of 1990 and studies conducted by the United States Environmental Protection Agency ("EPA"), the State of California adopted its Smog Check II program which is administered through the Bureau of Automotive Repair ("BAR"). According to the Sacramento Bee ,under the Smog Check II program, BAR directs about 800,000 cars annually to test-only inspection centers, which are smog check facilities that do not perform vehicle repairs. Studies by the EPA found that independent testing facilities were more effective in reducing vehicle emissions pollution than testing facilities operated by vehicle repair shops. Test-only facilities are privately owned and operated stations which are authorized to conduct emissions tests and, in the event that a vehicle fails, are not permitted to make any repairs.

         BAR sends three types of vehicles to test-only facilities. The first type are motor vehicles which are likely to fail a smog check; the second type are those designated as "gross polluters", which are vehicles that failed an initial smog check at the higher emissions levels and have since been repaired. These are vehicles will be directed to test-only facilities to have their repairs verified before the vehicle can be registered. Thirdly, BAR directs 1.9% of registered vehicles at random to test-only facilities.

         Smog Check II covered every metropolitan area in California except the Bay Area. In September 2002, the California legislature adopted legislation that extended Smog Check II to the Bay Area. As reported by MediaNews Group and ANG Newspapers, owners of The Oakland Tribune and other Bay Area newspapers, it is estimated by BAR that up to 4.5 million vehicles in the nine-county Bay Area were subject to the new testing requirements. The Bay Area Smog Check went into effect January 1, 2003. According to the California Smog Check Consumer Assistance program, which handles special cases affecting smog check consumers, the Bay Area Smog Check will divert approximately 15% of vehicles to test-only facilities, in addition to requiring more stringent tests. However, state officials have indicated that the new testing program may take as long as a year to implement because of the need to install the testing infrastructure.

         The legislation creating the Bay Area Smog Check program also amended Smog Check II by providing that owners of vehicles less than six model years old, up from the original four, will be exempted statewide from the biennial smog tests.

         The regulations adopted by BAR require that all smog check facilities apply for a license through the BAR Licensing Division. A required component of Smog Check II is the Electronic Transmission (ET) service provided by MCI Telecommunications Corporation. Under contract with the State of California, MCI has developed and maintains a central Vehicle Information Database (VID) and a statewide network that provides electronic access between all Smog Check machines throughout the state. In order to comply with the ET mandate, all Smog Check facilities are required to obtain and maintain ET services through MCI. Each new Smog Check facility is be required to enter into an agreement with MCI to secure ET services. Prior to certification, all Smog Check facilities must have fully functional ET service and must be operational with all current software and hardware updates.

         Through the ET system, smog check information is electronically transmitted directly to the Department of Motor Vehicles ( DMV). Vehicle owners are not required to submit certificates to the DMV at vehicle registration time. At the beginning of the smog test, following the technician's entry of the vehicle license number and the vehicle identification number, the ET system initiates an automated call to the VID. Vehicle-specific information and test requirements are electronically returned from the VID. At the conclusion of the smog check test, the test results, including the smog certificate for passed tests, are transmitted electronically to the VID. In turn, the VID immediately transmits the certificate to the DMV. The Vehicle Inspection Report serves as the vehicle owner's receipt.

         The Smog Check facilities are be required to use loaded mode dynamometer test equipment. The licensing standards under the BAR regulations may include, but are not limited to, requirements for use of computerized and tamper-resistant testing equipment, including test analyzer systems meeting the current requirements of BAR.

         Licensed test-only stations are required to have the testing equipment, basic hand tools, and emission control system application manuals necessary to conduct smog tests in accordance with California law. The required equipment must be on the station premises in proper working order and calibrated. The required equipment includes, but is not limited to:

         a. A certified emission tests analyzer equipped with a functional BAR code reader (BAR 97). Each analyzer must be connected to a separate, dedicated, standard single party telephone line at all times;

         b. Emission timing light which measures emission advance;

         c. Hand vacuum pump and vacuum gauge;

         d. Basic hand tools necessary to inspect vehicle ignition, fuel delivery and emissions control systems;

         e. Fuel fill-pipe restrictor dowel gauge meeting BAR specifications;

         f. BAR-certified fuel cap tester;

         g. The most currently available BAR bulletins and publications; and

         h. The most currently available emission control system application information as contained in any nationally distributed and periodically updated manuals that address emission control systems applications.

                  The reference materials must include applicable vacuum diagrams, functional test procedures and ignition timing specifications satisfactory to BAR. Electronic forms (such as CD- ROM) of the reference materials are acceptable.

         Each test-only station is required to have a current, valid Automotive Repair Dealer (ARD) license and a Smog Station License issued by BAR. An ARD license can be obtained by submitting a completed application and paying the application fee. The Smog Station License can be obtained by submitting a completed application, paying the station license fee, passing a BAR inspection, having the testing equipment on site, and retaining at least one appropriately licensed technician.

         All emissions tests must be performed by a qualified, licensed smog check technician. Each technician must be licensed by BAR for the class and category of vehicle being tested. Smog Check technicians must pass a qualification tested administered by BAR, in addition to meeting prerequisite minimum experience and training criteria. Passage of the qualification test is required every two years in order have the license renewed.

         The Advanced Emissions Specialist Technician license allows an individual to inspect, diagnose, adjust, repair and certify the emission control systems on vehicles subject to the Smog Check II Program statewide. This license requires a BAR examination and is valid for all areas within the state. The following BAR certified courses satisfy certification requirements for licensing. Course completion is valid for five years:

         a. Electrical/Electronics systems (20 hour minimum);

         b. Engine Performance (24 hour minimum);

         c. Advanced Engine Performance/Emissions Systems (28 hours minimum).

         Unexpired ASE certifications or passing test scores in the area of A6 and A8 and L1 are acceptable in lieu of the above courses.

         There are education and experience requirements for the Advanced Emissions Specialist Technician. In order to be eligible to take the BAR examination the technician must be able to provide proof of at least one of the following requirements:

         a. A valid Advanced Emission Specialist Technician license; or

         b. A Basic Area Technician license and completion of BAR's Advanced Clean Air Course within the last 24 months;

         c. A valid unexpired Intern Technician license, one year's experience as an Intern Technician, and completion of BAR's Advanced Clean Air Course within the last 24 months;

         d. One year's experience and/or education in the engine performance area and completion of BAR'S Basic Area Clean Air Course within the last 24 months;

         e. Possess an AA, AS or higher degree in Automotive Technology from a state accredited or recognized college, public school or trade school and successful completion of BAR's Basic Clean Air Course within the last 24 months; or

         f. Possess a certificate in Automotive Technology from a state accredited or recognized college, public school or trade school with a minimum of 360 hours of course work in the engine performance area, and successful completion of BAR's Basic Clean Air Course within the last 24 months.

         Update training is also required for the technicians to maintain their license. An applicant for an initial or renewal license must provide proof of successful completion of BAR's certified OBDII update training course. Update training courses may be up to 20 hours. The technician must pass the 8-Hour
BAR97 Transition Class. Although this is not a prerequisite to take the licensing examination, the Class must be passed before the technician will be given access to the BAR97 Emissions Inspection System.

         COMPANY'S SMOG CHECK FACILITIES

         The Smog Check stations will be owned and operated by us through our affiliated company, Smog Centers of California LLC. Our facilities will consist of "test-only" stations. These stations will either be purchased from existing owner-operators or will be facilities leased and equipped by Smog Centers of California LLC. Our first locations will be in Southern California, principally in the San Diego metropolitan area.

         Purchase of Existing Smog Check Stations

         Smog Centers of California LLC purchased the Smog Check station located at 7310 Broadway, Lemon Grove, California. The purchase price was $60,000. The purchase was closed on August 21, 2003 pursuant to an Asset Acquisition Agreement, with payment in full made at the closing. As part of the purchase of the business, Smog Centers of California LLC assumed the obligations under an existing real estate ground lease. The ground lease has a remaining term until July 1, 2006, with an option to renew for an additional five year term. The ground lease payments are $1,500 per month, which are subject to an annual increase of 5% for each year during the remaining initial term of the lease.

         The assets acquired as part of the Lemon Grove facility consisted of, among other things, the following:

        o         all exterior signage;
        o         current BAR manuals and publications;
        o         Smog Check Inspection Manual;
        o         smog testing equipment;
        o         computer and telecommunications equipment;
        o         general office equipment

         The Lemon Grove facility is fully operational and is licensed with BAR to operate as a "test- only" inspection station and has fully functional ET services with MCI.

         This facility, known as "Broadways Smog Check", is located at 7310 Broadway, Lemon Grove, California. Broadway is a four-lane road with no median divider and is the main street through Lemon Grove. The property on which the station is situated is zoned for commercial use. There are several automobile businesses in the area surrounding the station, including several automobile dealerships and a repair shop. The station is approximately 25 feet wide and 100 feet deep and has good signage which is fully visible from Broadway.

         Lemon Grove has a population of approximately 27,000 and is located approximately seven miles northeast of downtown San Diego. At the present time, there are three other "test-only" stations in the area: Grove Test Only; Lemon Grove Smog Test Only Location # 1 and Lemon Grove Test Only Location # 2. Both Lemon Grove Smog Test Only Locations are owned and operated by the same business. The Grove Test Only location is less than one mile from our location and both Lemon Grove Smog Test Only Locations are less than 2 miles from our location. All three locations charge $59.95 per test.

         New Smog Check Stations

         Through Smog Centers of California, LLC, we intend to establish, own and operate new Smog Check stations, principally in Southern California and in the Bay Area. We will seek to find suitable locations for our stations based on a number of factors, among which include the lack of any existing Smog Check stations in the vicinity; demographic analysis; ability to negotiate a ground lease for a station on acceptable terms and conditions; ease of vehicle access to the station and overall traffic patterns in the vicinity.

         When we open a new Smog Check station, we will first secure a building lease for a suitable period of time, typically five years. No build-out or remodeling is expected since we intend to operate in an existing structure, such as a gas station. We intend to lease the smog-testing equipment. Lease terms and financing options are negotiable with the equipment manufacturers. Typical lease terms would be for a term of 60 months with a purchase option at lease termination. Lease payments are expected to be approximately $900 per month. A typical location will need a BAR code reader ( BAR 97); a dynamometer; gas cap tester; diagram books; timing light, hand vacuum pump; dowel gauge; and basic automotive hand tools.

         As is the case for the purchase of an existing Smog Check station, it will be necessary to hire at least one licensed smog check technician.

         On November 26, 2003, Smog Centers of California, LLC opened its second Smog Check station which is located at 555 West Grand Ave., Escondido, California. The station is situated within the All Star Gas Station, which is sits in a highly visible location bordering Grand Avenue, Quince and Second Street in Escondido's business improvement district, which is the focus of ongoing revitalization efforts.

         Smog Centers of California, LLC entered into a five-year lease for approximately 1,028 square feet of space, comprised of two automotive bays. Previously, automotive repair services were offered at the leased premises. The leased space had been vacant of some time, although the gas station has operated continuously for years. The terms of the lease call for monthly lease payments of $1,500 until 2006, at which time the payments increase to $1,700 per month until 2007. After 2007, the lease payments increase to $1,800 per month. The lease provides for an option to extend the lease term for an additional five years.

         The smog-testing equipment is leased under an equipment lease with Mainstreet Finance Corporation, Kirkland, Washington for a term of 60 months with lease payments of $899 per month. The lease provides for an option to purchase the equipment at the lease expiration for one dollar. Our President, Stephen D. Wilson, has personally executed a Guaranty Agreement with Mainstreet Finance Corporation. The leased equipment consists of a BAR 97 Host Emissions Analyzer and a Low Profile Maha Dynamometer.

         The Escondido station is fully operational and is licensed with BAR to operate as a "test- only" inspection station and has fully functional ET services with MCI.

         The smog check technician at our Lemon Grove station is now operating the Escondido facility. He has over 20 years experience in the emissions testing industry. He relocated because his residence is in Escondido. We have hired a new technician for the Lemon Grove station.

          Escondido is located approximately 30 miles northwest of San Diego and 100 miles south of Los Angeles. It has a population of approximately 138,000. Our competition in Escondido consists of seven test-only facilities. The station nearest to ours is approximately one-half mile away and the farthest station is a little over 3 miles away. The prices charged by these seven stations for smog tests range from $50 to $72.20. Our price for the smog test is $58.60. We have began an advertising campaign for the station. The campaign consists of discount coupons.

         Competitive Business Conditions

         Competitive business conditions are comprised primarily of smog testing stations owned by sole proprietors who are owner-operators. Marketing efforts and advertising campaigns by the typical sole-proprietor in Southern California appear to be minimal and infrequent. Print advertising by competitors is limited to a small number of publications, within defined geographical regions. There appears to be no marketing campaigns to target the return customer, or to educate the public. There appears to be no sustained advertising efforts of duration or frequency within the relatively few publications that are utilized by the sole proprietor.

         Enhanced smog testing requirements became effective for the Bay Area in July, 2003. Because the Bay Area is newly designated as an Enhanced Area, there is a shortage of smog test- only stations in the Bay Area. We believe that competition is minimal, and the supply of test-only stations to conduct tests lags behind consumer demand.

         Competitive business conditions are affected significantly by state regulation. In Enhanced Areas, vehicle owners are generally required to pass a smog inspection every two years if the vehicle is over five years old. Based on information from BAR and based on the general registered vehicle population in the state of California, 50% of those registered vehicles over five years old must undergo a smog inspection every two years. Approximately 33% of the registered vehicles required to undergo a smog inspection are directed by BAR to a test-only station. Vehicle owners are generally unaware that there is an option to proceed to a test-only station when not directed by BAR specifically to a test-only station. Upon a change of ownership, vehicles are required to undergo a smog test, which can also be performed at a test-only station, or at a test and repair station. No targeted marketing efforts have been directed by our competitors to educate the public regarding the test-only station option, which is always available to the consumer. The Company's strategy is to educate the public about the test-only station inspection option through sustained targeted advertising.

         The price we can charge for a smog check test is not regulated by the Smog Check II program or BAR. Prices we have seen range from approximately $30 to $100 in San Diego county depending on the location of the station. We have determined that the average price charged by a test-only station is $48 for the smog check inspection plus $8.25 for the certificates and $3.00 for the Vehicle Information Database transmission fee, for a total of $59.25.

         Our marketing strategy will be to devote a significant portion of gross sales revenues to advertising for the purpose of informing the public of the "test-only" smog check option.

          We will need only one smog-check technician for each station. Typically, one technician can perform up to twenty tests in a business day. We will need to hire an additional technician if and when the number of tests exceeds twenty in a single business day.

         Regulatory conditions

         Our business is significantly affected by the state of California's Smog Check II program which mandates that a certain percentage of registered motor vehicles be subject to smog check testing. The state's regulatory requirements are impacted by federal clean air laws. Since the inception of California's Smog Check II program, the state's population and the number of registered motor vehicles has increased. If federal and state clean air regulations are eliminated or reduced, our business would be adversely affected because of the elimination or reduction of vehicles emissions testing. We believe that a reduction or elimination of emissions testing is highly unlikely.

         Although environmental laws and regulations play a significant role with respect to our revenues, compliance by us with environmental laws is not a significant factor in our operations because we do not handle or dispose of hazardous or environmentally sensitive materials.

ITEM  2.          DESCRIPTION OF PROPERTY

         As previously described, we operate two smog test-only stations in Lemon Grove and Escondido, California, respectively. Both of these properties are leased from third-party lessors. In addition, our principal executive and administrative offices and those of Smog Centers of California, LLC are located at 3790 Via de la Valle, Suite 103, Del Mar, California 92014.

ITEM  3.          LEGAL PROCEEDINGS

         We are not a party to any legal proceeding.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 29, 2003, our two shareholders approved an amendment to our Certificate of Incorporation pursuant to which the class of our Series A Convertible Preferred Stock was created. At the same time, our shareholders approved the exchange of 4,000,000 shares of their common stock for 4,000,000 shares of the Series A Convertible Preferred Stock.

         On October 1, 2003, our shareholders elected William Leonard, Dewitt H. Montgomery II and Michael G. Conner to the Board of Directors. The actions of our shareholders were taken upon written consent without a meeting by the holders of a majority of our issued and outstanding common stock pursuant to the provisions of the Nevada Business Corporation Act.

                                     PART II

ITEM  5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At the present time, our common stock is not traded on any market. We intend to make application to NASDA in order to have our common stock quoted on the OTC Bulletin Board.

         RECORD HOLDERS

         There is only one class of common stock. As of March 30, 2004, there are only 2 shareholders of record for the Company's common stock and a total of 1,000,000 shares of common stock issued and outstanding.

         The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

         DIVIDENDS

         We have not declared any dividends since our inception. We intend to declare and pay dividends to our shareholders from the distributions to be made to us by Smog Centers of California LLC. We are dependent on the distributions from Smog Centers of California LLC in order to have the funds necessary to pay dividends. Though we control the affairs of Smog Centers of California, LLC and therefore are able to decide when it will make distributions to us, we cannot predict when dividends will be paid or the amount and frequency of those dividends.

         RECENT SALES OF UNREGISTERED SECURITIES

         The following is a description of unregistered securities sold by us within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

         On March 19, 2001, Dotcom Internet Ventures Ltd., who at the time was our sole shareholder when we were known as Breakthrough Technology Partners I, Inc. sold 5,000,000 shares of common stock to Daniel M. Smith and Joy E. Livingston.

         On May 29, 2003, we issued 2 million shares of our Series A Convertible Preferred Stock to Joy E. Livingston and 2 million shares of our Series A Convertible Preferred Stock to Jennifer Louise Smith in consideration of the exchange and cancellation of 4 million shares of common stock of the Company by Mrs. Livingston and Mrs. Smith.

         Each of these transactions is considered exempt from the registration requirements of the Securities Act of 1933 in reliance upon the exemption at
Section 4(2) and 4(6) of said Act.

ITEM  6.          PLAN OF OPERATION

         From inception until September 2003, we did not have any formal business operations and no revenues from operations. All activities during that time were devoted toward identifying business opportunities. All expenses from inception to September 2003 consisted of organizational and regulatory compliance costs, which have been advanced by Daniel M. Smith, the husband of one of our controlling shareholders and our President, Stephen D. Wilson. These advances are reflected in our financial statements as "payable to related party" in the amount of $ 265,134. These advances are non-interest bearing and are due on demand. Mr. Smith and Mr. Wilson have each agreed not to demand repayment until sufficient funds are available from either this offering or from revenues derived from operations.

         As of December 31, 2003, we had minimal cash on hand in the amount of $3,285.00. In order to expand our business, we will need to obtain financing during the next twelve months. The Lemon Grove and Escondido stations currently operated by Smog Centers of California, LLC, generate revenues which are utilized for station operating expenses. Lemon Grove is in its sixth full month of operations and is operating with a small profit margin. It is anticipated that additional cash requirements for Lemon Grove during the next twelve months will be minimal. There may even be some revenue generated by Lemon Grove which can be utilized for the Escondido station's operating expenses.

          Escondido is in its fourth full month of operation. Additional funding will be required until the station reaches the breakeven point. It is anticipated that the station will come very close to the breakeven point in the next 30 days, and therefore the cash requirements to cover any shortfall should be minimal. Additional funding will be provided from the Lemon Grove station's cash flow to cover any shortfall. If we are unable to realize sufficient proceeds from this offering and cash flow from the Lemon Grove station is not sufficient to cover the Escondido station's operating expenses, we would request funding from Daniel M. Smith and Stephen D. Wilson. If none of these contingencies is sufficient to cover the cash shortfall, the Escondido station could cease operations.

         We do not incur product research and development expenses. We do not expect to purchase any plant or significant equipment during the next twelve months unless we acquire or build out new stations with proceeds from this offering. For each station we put into operation, we will need to employ one licensed smog technician.

ITEM  7.          FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to California Clean Air, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, audited, condensed financial statements including a balance sheet for the Company as of the year ended December 31, 2003 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its certifying accountants on accounting and financial disclosures. On February 23, 2004, we dismissed Timothy J. Steers, CPA, LLC, as the Company's certifying accountants. Our new certifying accountants are Armando Ibarra, CPA, of Chula Vista, California.

ITEM  8A.         CONTROLS AND PROCEDURES

         Based on an evaluation of our disclosure controls and procedures as of December 31, 2003, we are satisfied as to the effectiveness of our disclosure controls and procedures, inasmuch as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our two smog check stations and also serves as our chief accounting officer.

                                    PART III

ITEM  9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons constitute all of our executive officers and directors:

     NAME                      AGE              POSITION
     ----                      ---              --------

Stephen D. Wilson              28               President, Corporate Secretary,
                                                Director

William Leonard                50               Director

Dewitt H. Montgomery II        51               Director

Michael G. Conner              57               Director

         Stephen D. Wilson became President and a director in December 2002. Prior to joining the Company, Mr. Wilson owned and operated Stephen D. Wilson, Inc. a general contracting firm which he founded in 1998. From 1995 to 1998, he was an account representative with Coca-Cola Bottling in Portland, Oregon.

         William Leonard became a director in 2003. For the past 17 years, Mr. Leonard has been a certified public accountant in Portland, Oregon. From 1977 to 1986, Mr. Leonard was a Revenue Agent with the Internal Revenue Service in Portland, Oregon. Mr. Leonard has a Masters Degree in Business Administration from the University of Portland.

         Dewitt H. Montgomery II became a director in 2003. Since 1999, Mr. Montgomery has been associated with Imaginata Network Service in Portland, Oregon which is in the business of providing small business computer networking services. For the past four years, Mr. Montgomery has been the President of Imaginata Network Services. He is also the owner of Montgomery Apartment Management which owns and manages residential and commercial real estate in the Portland, Oregon metropolitan area. Mr. Montgomery holds a Bachelors degree in economics from Portland State University.

         Michael G. Conner became a director in 2003. Mr. Conner has been a self-employed certified public accountant in Lake Oswego, Oregon since 1990. Mr. Conner is a member of the American Institute of Certified Public Accountants. Mr. Conner holds a Bachelor of Science degree from Oregon State University.

         Our Bylaws currently authorize up to seven directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Our executive officers serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

         BOARD COMMITTEES.

         The Board has established an audit committee. The committee consists of our directors, William Leonard and Michael G. Conner. The audit committee:

         o reviews and monitors our internal accounting procedures, corporate financial reporting, external and internal audits, the results and scope of the annual audit and other matters required by the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder;
         o makes recommendations to the board of directors regarding the selection of independent auditors.

         CODE OF ETHICS.

         Effective January 1, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes- Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 3790 Via de la Valle, Suite 103, Del Mar, California 92014.

ITEM  10.         EXECUTIVE COMPENSATION

         From June 2003 to November 2003, Mr. Wilson was been paid compensation of $6,000 per month from funds contributed to us by Daniel M. Smith. Since November 2003, Mr. Wilson has been paid $6,000 per month from a combination of funds contributed by Daniel M. Smith and cash flow from operations.

          We currently have no express agreement or understanding, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment or compensation for services. We have no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of our authorized and unissued common stock. There is no understanding between us and any of our present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation us in a business. There are no other plans, understandings, or arrangements whereby any of our officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with our participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates. There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

         COMPENSATION OF DIRECTORS

         We will reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 30, 2004, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

TITLE OF CLASS           NAME AND ADDRESS OF              AMOUNT OF               PERCENT OF
                         BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP    CLASS

Common Stock             Stephen D. Wilson                      -0-                  0 %
                         3790 Via de la Valle, Ste.103
                         Del Mar, California 92014

Common Stock             William Leonard                        -0-                  0 %
                         888 SW Fifth Ave. Suite 650
                         Portland, Oregon 97204

Common Stock             Dewitt H. Montgomery II                -0-                  0 %
                         55533 SW Boundary
                         Portland, Oregon 97221

Common Stock             Michael G. Conner                      -0-                  0 %
                         4500 SW Kruse Way, Suite 290
                         Lake Oswego, Oregon 97035

Common Stock             Jennifer Louise Smith                500,000                50 %
                         32005 NE Wilsonville Rd.
                         Newberg, Oregon 97132
                                                              500,000                50 %
Common Stock             Joy E. Livingston
                         PMB 109
                         PO Box 439060
                         San Diego, California 92143

Preferred Stock          Jennifer Louise Smith              2,000,000                50 %
                         32005 NE Wilsonville Rd.
                         Newberg, Oregon 97132

Preferred Stock          Joy Livingston
                         PMB 109
                         PO Box 439060
                         San Diego, California              2,000,000                50 %

Common Stock (all officers and
directors as a group-4 persons)                                 -0-                 -0- %

ITEM  12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Daniel M. Smith, husband of one of our controlling shareholders, Jennifer Louise Smith, has advanced operating funds to the Company since March 2001. Through December 31, 2003, Mr. Smith has advanced approximately $ 265,134 to the Company. These funds have been used to pay administrative expenses such as legal and accounting fees and compensation to our President, Stephen D. Wilson, in the amount of $6,000 per month since June 2003. Mr. Smith has advanced a total of $ 58,900 to our affiliate Smog Centers of California LLC to acquire our initial smog check test facility in Lemon Grove, California. In addition, our President, Stephen D. Wilson, has advanced a total of $5,520 to Smog Centers of California LLC.

         The funds advanced by Mr. Smith and Mr. Wilson are reflected in our financial statements as "Payable to related party". These advances are non-interest bearing and are due on demand. Mr. Smith and Mr. Wilson have each agreed to not to demand repayment until sufficient funds are available from either this offering or from revenues derived from operations.

         Daniel M. Smith is considered a "promoter" of the Company pursuant to the Securities Act of 1933. Mr. Smith has not contributed or sold any property to the Company other than advancing operating funds as described.

ITEM  13.         EXHIBITS, LIST AND REPORTS ON FORM  8-K

(a)      Exhibits

         Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-KSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the period covered by this Form 10-KSB:

         January 8, 2003     Item 5. Other Events and Regulation FD Disclosures
                                     ------------------------------------------

         August 28, 2003     Item 2. Acquisition or Disposition of Assets;
                                     ------------------------------------------
                             Item 5. Other Events and FD Disclosures.
                                     ------------------------------------------

         October 31, 2003    Item 2. Acquisition or Disposition of Assets;
                                     ------------------------------------------
                             Item 7. Financial Statements, Pro Forma Financial
                                     Information and Exhibits.
                                     ------------------------------------------

         December 16, 2003   Item 2. Acquisition or Disposition of Assets
                                     ------------------------------------------

ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                              2003               2002
                                              ----               ----

           Audit Fees                         $ 7,200            $ 4,100
           Audit-Related Fees                     -0-                -0-
           Tax Fees                               -0-                -0-
           All Other Fees                         -0-                -0-

         The audit committee, upon the recommendation of the Company's President, Stephen D. Wilson, approved the engagement of Armando C. Ibarra, Certified Public Accountants, as the Company independent auditors to replace Timothy J. Steers, CPA, LLC. The audit committee determined that it was advisable for the new auditors to be located in Southern California so as to be in close proximity to the Company's administrative offices and the Company's two emission test centers.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 9th day of April, 2004.


                                              CALIFORNIA CLEAN AIR, INC.

                                              /s/STEPHEN D. WILSON

                                              Stephen D. Wilson
                                              President, Secretary and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                              Date

/s/ STEPHEN D. WILSON                       President; Chief Executive Officer;
    -----------------                       Secretary; Chief Financial Officer;
                                            Chief Accounting Officer; Director       April 9, 2004
    Stephen D. Wilson

/s/ WILLIAM LEONARD                         Director                                 April 9, 2004
    ---------------
    William Leonard

/s/ DEWITT H. MONTGOMERY II                 Director                                 April 9, 2004
    -----------------------
    Dewitt H. Montgomery II

/s/ MICHAEL G. CONNER                       Director                                 April 9, 2004
    -----------------
    Michael G. Conner

                               INDEX TO EXHIBITS
EXHIBIT
NO.                       DESCRIPTION
---                       -----------

                        PLAN OF REORGANIZATION

2.1        *            Agreement and Plan of Merger dated December 18, 2002

                        ARTICLES OF INCORPORATION AND BY-LAWS

3(i)       *            Articles of Incorporation of Breakthrough Technology
                        Partners I, Inc., dated June 2, 2000.

3(i)       *            Articles of Incorporation of California Clean Air, Inc.
                        dated December 17, 2002.

3(ii)      *            Certificate of Amendment of California Clean Air, Inc.
                        dated June 3, 2003.

3(iii)     *            Bylaws of California Clean Air, Inc.

3(iv)      *            Articles of Organization of Smog Centers of California,
                        LLC dated November 21, 2002.

3(v) Operating Agreement of Smog Centers of California, LLC dated January 9, 2003.

                        MATERIAL CONTRACTS

10.1       *            Asset Acquisition Agreement dated August 21, 2003
                        between Smog Centers of California, LLC and Quang Vuong.

10.2       *            Assignment and Assumption Agreement dated August 21,
                        2003.

10.3 Lease Agreement dated November 15, 2003 between APPRO LLC and Smog Centers of California LLC.

                        LETTER ON CHANGE OF CERTIFYING ACCOUNTANT

16         *            Letter of Timothy J. Steers, CPA, LLC dated  February
                        27, 2004.

                        SUBSIDIARIES

21         *            Smog Centers of California LLC, an Oregon limited
                        liability company.


                        CERTIFICATIONS

31                      Rule 15d-14(a) certification of Stephen D. Wilson.

32                      Section 1350 certification of Stephen D. Wilson.

           * Incorporated herein by reference from filings previously made by the Company

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

Auditor's Report.............................................................F-2

Balance Sheets as of December 31, 2003 and  2002.............................F-3

Statement of Operations for the years ended December 31, 2003 and  2002......F-5

Statement of Changes in Stockholder's Equity for the years ended December 31,
2003 and 2002................................................................F-6

Statement of Cash Flows for the years ended December 31, 2003 and 2002.......F-7

Notes to Financial Statements...............................................F-10

----- ----- -----              ARMANDO C. IBARRA
  A     C     I           CERTIFIED PUBLIC ACCOUNTANTS
----- ----- -----          A PROFESSIONAL CORPORATION


Armando C. Ibarra, C.P.A.         Members of the California Society of Certified
Armando Ibarra, Jr., C.P.A., JD   Public Accountants

                                  Members of the American Institute of
                                  Certified Public Accountants

                                  Members of the Better Business Bureau since
                                  1997


To the Board of Directors
California Clean Air, Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of California Clean Air, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Clean Air, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



----------------------------------
ARMANDO C. IBARRA, CPA

March 31, 2004
Chula Vista, Ca. 91910




                      371 "E" STREET, CHULA VISTA, CA 91910
                     TEL: (619) 422-1348 FAX: (619) 422-1465

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                             AS OF            AS OF
                                          DECEMBER 31,      DECEMBER 31,
                                              2003             2002

                                          ------------      ------------


CURRENT ASSETS

   Cash                                  $      3,285      $          -

   Prepaid expenses                             1,417                 -

                                          ------------      ------------


     TOTAL CURRENT ASSETS                       4,702                 -


NET PROPERTY & EQUIPMENT                       73,948                 -

OTHER ASSETS

   Godwill, net of amortization                15,834                 -

   Deposits                                     6,649                 -

                                          ------------      ------------


     TOTAL OTHER ASSETS                        22,483                 -

                                          ------------      ------------


                  TOTAL ASSETS           $    101,133      $          -

                                          ============      ============

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                        AS OF           AS OF
                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         2003            2002

                                                                     ------------    ------------
CURRENT LIABILITIES
   Accounts payable                                                  $    39,903     $         -
   Accrued payroll and payroll related liabilities                        25,860               -
   Accrued state income taxes                                                800               -
   Capitalized lease obligation - current portion                          5,471               -
                                                                     ------------    ------------

     TOTAL CURRENT LIABILITIES                                            72,034               -

LONG-TERM LIABILITIES
   Capitalized lease obligation                                           31,610               -
   Notes payable to related party                                        265,134          49,531
                                                                     ------------    ------------

     TOTAL LONG-TERM LIABILITIES                                         296,744          49,531

                                                                     ------------    ------------

TOTAL LIABILITIES                                                        368,778          49,531

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ( $0.001 par value, 20,000,000 shares
     authorized; 4,000,000 shares issued and outstanding as of
     December 31, 2003)                                                    4,000               -
   Common stock ( $0.001 par value, 100,000,000 shares
     authorized; 1,000,000 and 5,000,000 shares issued and
     outstanding as of December 31, 2003 and 2002, respectively)           1,000           5,000
   Retained earnings (deficit)                                          (272,645)        (54,531)
                                                                     ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (267,645)        (49,531)

TOTAL LIABILITIES
                                                                     ------------    ------------

                   & STOCKHOLDERS' EQUITY (DEFICIT)                 $    101,133     $         -
                                                                     ============    ============

                           CALIFORNIA CLEAN AIR, INC.
                            STATEMENTS OF OPERATIONS

                                         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,
                                            2003            2002
                                        ------------    ------------
REVENUES
   Sales                               $     27,503    $          -
                                        ------------    ------------

Total Revenues                               27,503               -
                                        ------------    ------------

COST OF REVENUES                             20,863               -
                                        ------------    ------------

GROSS PROFIT                                  6,640               -
                                        ------------    ------------
OPERATING COSTS
   Operating expenses                       212,528          23,110
   Depreciation expense                       7,260               -
   Amortization expense                       4,166               -
                                        ------------    ------------

Total Operating Costs                       223,954          23,110
                                        ------------    ------------

OPERATING INCOME (LOSS)                    (217,314)        (23,110)
                                        ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES      $   (217,314)     $  (23,110)
                                        ------------    ------------

INCOME TAX (PROVISION) BENEFIT                 (800)              -
                                        ------------    ------------

NET INCOME (LOSS)                      $   (218,114)     $  (23,110)
                                        ------------    ------------

BASIC EARNINGS (LOSS) PER SHARE        $      (0.08)      $   (0.00)
                                        ------------    ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,621,918      5,000,000
                                        ------------    ------------

DILUTED EARNINGS (LOSS) PER SHARE      $      (0.03)
                                        ------------    ------------
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                 7,378,082
                                        ------------    ------------

                           CALIFORNIA CLEAN AIR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FROM DECEMBER 31, 2001 TO DECEMBER 31, 2003

-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

                                   PREFERRED     PREFERRED        COMMON         COMMON          RETAINED          TOTAL
                                    SHARES         STOCK          SHARES           STOCK         EARNINGS
                                                                                                 (DEFICIT)
-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

 BALANCE, DECEMBER 31, 2001                  -   $         -        5,000,000          5,000          (31,421)        (26,421)

 Net loss for the year ended
 December 31, 2002                                                                                    (23,110)        (23,110)
-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

 BALANCE,  DECEMBER 31, 2002                 -             -        5,000,000          5,000          (54,531)        (49,531)

================================ ============== ============= ================ ============== ================ ===============

 Common stock exchanged for
 convertible preferred stock         4,000,000         4,000       (4,000,000)        (4,000)                               -

 Net loss for the year ended
 December 31, 2003                                                                                   (218,114)       (218,114)
-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

 BALANCE,  DECEMBER 31, 2003         4,000,000   $     4,000        1,000,000   $      1,000   $     (272,645)  $    (267,645)

================================ ============== ============= ================ ============== ================ ===============

                           CALIFORNIA CLEAN AIR, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      2003                2002
                                                                -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
                NET INCOME (LOSS)                               $       (218,114)  $         (23,110)
        DEPRECIATION EXPENSE AND AMORTIZATION                             11,426                   -

             (INCREASE) DECREASE IN GOODWILL                             (20,000)

        (INCREASE) DECREASE IN PREPAID EXPENSES                           (1,417)

             (INCREASE) DECREASE IN DEPOSITS                              (6,649)
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE                           39,903                   -

    Increase (decrease) in accrued payroll and payroll related
    liabilities                                                           25,860                   -

    Increase (decrease) in accrued state income taxes                        800                   -

                                                                 ----------------  ------------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (168,191)            (23,110)
CASH FLOWS FROM INVESTING ACTIVITIES

    NET SALE (PURCHASE) OF PROPERTY AND EQUIPMENT                        (81,208)                  -


    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (81,208)                  -
CASH FLOWS FROM FINANCING ACTIVITIES

    CHANGE IN CAPITALIZED LEASE OBLIGATIONS                               37,081                   -

    CHANGE IN NOTES PAYABLE TO RELATED PARTY                             215,603              23,110


    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  252,684              23,110


    NET INCREASE (DECREASE) IN CASH                                        3,285                   -

    CASH AT BEGINNING OF YEAR                                                  -                   -


    CASH AT END OF YEAR                                         $          3,285   $               -

    SUPPLEMENTAL  CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST                          $              -   $               -

    CASH PAID DURING YEAR FOR TAXES                             $              -   $               -

                              CALIFORNIA CLEAN AIR
                            WEIGHTED AVERAGE ANALYSIS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

----------------------- ---------------- ----------------- ----------------- ------- --------------- -------------
                                                              CUMULATIVE
                                              COMMON            COMMON        DAYS      WEIGHTED
                                              SHARES            SHARES        365       AVERAGE
         2003
-----------------------
                               1-Jan-03                           5,000,000     148       2,027,397
                              29-May-03       (4,000,000)         1,000,000     217         594,521
                               1-Jan-04                 0                 0      0                0

                                         ----------------- ----------------- ------- ---------------

SHARES ISSUED                                 (4,000,000)
                                         =================
CUMULATIVE SHARES                                                 1,000,000     365
                                                           ================= =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                      2,621,918
                                                                                     ===============

                        EARNING (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                 (218,114)
                                                                                                     -------------

                                         BASIC EARNINGS (LOSS) PER SHARE                                   (0.08)
                                                                                                     =============

----------------------- ---------------- ----------------- ----------------- ------- --------------- -------------
                                                              CUMULATIVE
                                              COMMON            COMMON        DAYS      WEIGHTED
                                              SHARES            SHARES        365       AVERAGE
         2002
-----------------------
                              31-Dec-01                           5,000,000     365       5,000,000
                              31-Dec-02                           5,000,000                       0

                                         ----------------- ----------------- ------- ---------------

SHARES ISSUED                                           0
                                         =================
CUMULATIVE SHARES                                                 5,000,000     365
                                                           ================= =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                      5,000,000
                                                                                     ===============

                        EARNING (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                  (23,110)
                                                                                                     -------------

                                         BASIC EARNINGS (LOSS) PER SHARE                                   (0.00)
                                                                                                     =============

            EARNING PER SHARE = EARNING (LOSS) AVAILABLE TO COMMON STOCKHOLDERS/
NOTE:       WEIGHTED SHARES OUTSTANDING

                              CALIFORNIA CLEAN AIR
                            WEIGHTED AVERAGE ANALYSIS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

----------------------- --------------- ----------------- ----------------- ------- -------------- -------------
                                                             CUMULATIVE
                                             COMMON            COMMON        DAYS     WEIGHTED
                                             SHARES            SHARES        365       AVERAGE
         2003
-----------------------
                              1-Jan-03                           5,000,000     148      2,027,397
                             29-May-03       (4,000,000)         1,000,000      0               0
                             29-May-03         8,000,000         9,000,000     217      5,350,685
                              1-Jan-04                 0                 0      0               0

                                        ----------------- ----------------- ------- --------------

SHARES ISSUED                                  4,000,000
                                        =================
CUMULATIVE SHARES                                                9,000,000     365
                                                          ================= =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    7,378,082
                                                                                    ==============

                        EARNING (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                               (218,114)
                                                                                                   -------------

                                        BASIC EARNINGS (LOSS) PER SHARE                                  (0.03)
                                                                                                   =============


                                                             CUMULATIVE
                                             COMMON            COMMON        DAYS     WEIGHTED
                                             SHARES            SHARES        365       AVERAGE
         2002
-----------------------
                              1-Jul-01                           1,233,000     365      1,233,000
                              1-Jul-02                           1,233,000                      0

                                        ----------------- ----------------- ------- --------------

SHARES ISSUED                                          0
                                        =================
CUMULATIVE SHARES                                                1,233,000     365
                                                          ================= =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    1,233,000
                                                                                    ==============

                        EARNING (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                 (1,517)
                                                                                                   -------------

                                        BASIC EARNINGS (LOSS) PER SHARE                                  (0.00)
                                                                                                   =============

           EARNING PER SHARE = EARNING (LOSS) AVAILABLE TO COMMON STOCKHOLDERS/
NOTE :     WEIGHTED SHARES OUTSTANDING

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003



NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

GENERAL
-------

California Clean Air, Inc. (the "Company") is incorporated under the laws of the State of Nevada. From June 2, 2000, the date of original incorporation, until August 21, 2003, the Company was seeking a merger, exchange of capital stock, participate in an asset acquisition, or any other business combination with a domestic or foreign private business and had not commenced any formal business operations. The Company was considered to be in the development stage and accounted and reported its activities using Statement of Financial Accounting Standards No, 7, "Accounting and Reporting by Development Stage Enterprises". On August 21, 2003, the Company's subsidiary began operating a test-only vehicles emissions inspection facility.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       ACCOUNTING METHOD
         -----------------

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP). The Company has elected a December 31, year-end.

b.       BASIS OF CONSOLIDATION
         ----------------------

On November 21, 2002, the Company organized Smog Centers of California, LLC (`Smog Centers"), an Oregon limited liability company. California Clean Air, Inc. is the sole owner of Smog Centers. California Clean Air, Inc. owns title to all assets and liabilities of the consolidated financial statements. Smog Centers was organized to acquire, own and operate test-only vehicles emissions inspection facilities in the State of California under their Smog Check II program. Smog Centers currently operates two test-only vehicles emissions inspection facilities.

c.       CASH EQUIVALENTS
         ----------------

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

d.       PROPERTY AND EQUIPMENT
         ----------------------

Property, equipment and leasehold improvements are stated at costs less accumulated depreciation or amortization. Maintenance and repairs, as well as renewals for minor amounts are charged to expenses. Renewals and betterments of substantial amount are capitalized, and any replaced or disposed units are written off.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

e.       GOODWILL
         --------

Goodwill represents the excess purchase price over the estimated fair value of the net assets of smog centers acquired. Amortization is computed using the straight-line method over thirty-six months.

f.       ADVERTISING
         -----------

The Company expenses the cost of advertising as it is incurred avertising expense was approximately $19,497 for the year ended December 31, 2003.

g.       ESTIMATES
         ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

h.       REVENUE RECOGNITION AND DEFERRED REVENUE
         ----------------------------------------

Smog Centers generates revenue through vehicle test-only emissions facilities in the State of California under their Smog Check II program. Revenue is recognized when a sale is made.

i.       BASIC EARNINGS PER SHARE
         ------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 2, 2000 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

j.       INCOME TAXES
         ------------

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

k.       REPORTING CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
         --------------------------------------------------

The Company reports and displays consolidated comprehensive income (loss) and Its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive Income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the years ended December 31, 2003 and 2002.

l.       SEGMENT REPORTING
         -----------------

The Company reports information about operating segments and related disclosures about products and services, geographic areas and major customer. using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of en Enterprise and Related Information". The Company views its operations and manages its business in principally one segment, test-only vehicles emissions inspection facilities in the State of California.

m.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

The Consolidated financial statements include the accounts of California Clean Air, Inc., the parent company) and Smog Centers of California. The Subsidiary is a wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have an effect on the Company's consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9". SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have an effect on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have an effect on the Company's consolidated financial statements.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

NOTE 3. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                                                            DECEMBER 31,
                                                                2003
                                                       -----------------------
          Office equipment                                  $         11,708
          Equipment                                                   39,500
                                                       -----------------------
                                                            $         81,208
          Less Accumulated Depreciation                               (7,260)
                                                       -----------------------
          NET PROPERTY AND EQUIPMENT                        $         73,948
                                                       =======================

Depreciation for the year ending December 31, 2003 was $7,260. Amortization for the year ending December 31, 2003 was $4,166.


NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment. Under the terms of the agreement, Smog Centers is obligated to pay $899 per month through October 2008.

Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2003:

           Years ending December 31:
           -------------------------

                 2004                                              $ 10,788
                 2005                                                10,788
                 2006                                                10,788
                 2007                                                10,788
                 2008  (through October 2008)                         8,990
                                                          ------------------

           Total minimum lease payments                              52,142
           Less amount representing interest                         15,061
                                                          ------------------

           Present value of minimum lease payments                 $ 37,081
                                                          ==================

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers has entered into two non-cancelable lease agreements for smog center facilities, under the terms of the agreements, a monthly lease payment for the Lemon Grove location of $1,500 as of November 14, 2003 and through November 15 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. Also, a monthly lease payment for the Escondido location of $1,500 through July 01, 2006. The Company has an option to extend the terms of the lease on both locations for an additional five (5) years.

Aggregate minimum future lease payments under these non-cancelable leases are as follows for the years ending subsequent to December 31, 2003:

           Years ending December 31:

                 2004                                             $ 36,000
                 2005                                               36,200
                 2006                                               27,500
                 2007                                               20,600
                 2008                                               19,800
                                                          -----------------

           Total minimum lease payments                          $ 140,100
                                                          =================

Lease expense under the above non-cancelable lease agreements aggregated approximately $8,250 for the year ending December 31, 2003.


NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

The operating expenses of California Clean Air, Inc., consisting principally of business investment activities, and they have been paid for by advances received from an individual considered to be a related party. The advances are non-interest bearing and are due on demand; however, this individual has orally agreed not to demand repayment until cash is available from operations and not before February 2006. As of December 31, 2003 the note payable amount is $265,134.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

NOTE 7. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

                                                               DECEMBER 31,         DECEMBER 31,
                                                                   2003                 2002
                                                           -------------------- -------------------
NET INCOME (LOSS) FROM OPERATIONS                          $         (218,114)  $         (23,130)

BASIC INCOME / (LOSS) PER SHARE                            $            (0.08)  $           (0.00)
                                                           ==================== ===================

WEIGHED AVERAGE NUMBER OF SHARES OUTSTANDING                        2,621,918           5,000,000
                                                           ==================== ===================

                                                              DECEMBER 31,
                                                                   2003
                                                           --------------------

NET INCOME (LOSS) FROM OPERATIONS                          $         (218,114)

DILUTED INCOME / (LOSS) PER SHARE                          $            (0.03)
                                                           ====================

DILUTED WEIGHED AVERAGE NUMBER OF SHARES OUTSTANDING                7,378,082
                                                           ====================

As of December 31, 2003 there have not been any preferred dividends issued that would reduce earnings available to common shareholders.

NOTE 8.  INCOME TAXES

Deferred income taxes consisted of the following:

                                                     DECEMBER 31,
                                                 2003            2002
                                             --------------  -------------
    Deferred tax asset:
    Net operating loss carryover             $    272,645    $   (54,531)
                                             --------------  -------------
                                                  272,645         54,531
    Valuation allowance                          (272,645)       (54,531)

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

                                             --------------  -------------
    Net deferred income taxes                        -0-            -0-
                                             ==============  =============





NOTE 9.  ACQUISITIONS

On August 21, 2003, Smog Centers acquired all of the assets used in a business operating under the name Broadway Smog Check. The acquisition was accounted for as a purchase. Broadway Smog Check is a test-only vehicles emissions inspection facility in the State of California, under their Smog Check II program. Smog Centers of California, LLC paid $60,000 for the assets of Broadway Smog Check.

The acquisition can be summarized as follows:

    Fair vale of vehicle emission Inspection equipment          $  40,000
    Goodwill                                                       20,000
                                                          ----------------
    Cash paid                                                   $  60,000
                                                          ================

The  results  of   operations  of  Broadway  Smog  Check  are  included  in  the accompanying consolidated financial statements as of September 1, 2003.


NOTE 10.  OPERATING SEGMENTS

               FOR THE YEAR ENDED 2003                      CALIFORNIA               SMOG CENTERS OF
                                                          CLEAN AIR, INC.            CALIFORNIA, LLC
                                                     -------------------------- ---------------------------

      Total Revenue                                    $                    0     $             27,503
      Costs of Revenues                                                     0                  (20,863)
                                                     -------------------------- ---------------------------

      Gross Profit                                                          0                    6,640
      Total Operating Costs                                           (60,885)                (163,069)
                                                     -------------------------- ---------------------------

      Operating income (loss)                                         (60,885)                (156,429)

      Total other income & (expenses)                                       0                        0
                                                     -------------------------- ---------------------------
      Income (loss) before income tax
            and extraordinary items                    $              (60,885)    $           (156,429)
                                                     ========================== ===========================

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003






NOTE 11.  TRANSACTIONS WITH STOCKHOLDERS

Effective December 20, 2002, the authorized capital stock of California Clean Air, Inc. was increased to 20,000,000 shares of preferred stock and 100,000,000 shares of common stock and changed the par value of each class of capital stock from $.0001 per share to $.001 per share. All share amounts have been restated in the accompanying consolidated financial statements.

On May 29, 2003. shareholders who owned 4,000,000 shares of California Clean Air Inc.'s common stock agreed to exchange their shares for 4,000,000 shares of the Company's Series A Convertible Preferred Stock. The Company's Series A Preferred Stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.


NOTE 12.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2003.

(A)  Preferred stock, nonvoting, $0.001 par value; 20,000,000 shares authorized:
     4,000,000 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized: 1,000,000 shares issued and outstanding as of December 31, 2003.

The holders of preferred stock are entitled to receive dividends calculated using an "Available Cash Flow" formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of December 31, 2003.

The preferred stock is (1) non-voting; (2) convertible at the second anniversary from issuance on a two for one (2:1) basis to common stock; (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003






NOTE 13.  ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.

As of December 31, 2003 there were no stock options issued or outstanding.


NOTE 14.  DEVELOPMENT STAGE ENTERPRISE

On August 21, 2003, the Company was no longer considered to be in the development stage. The deficit accumulated during the development stage from June 2, 2000 (inception) through August 20, 2003 was $54,731 and is included in retained deficit in the accompanying consolidated balance sheet.

..