Form 10KSB/A
period 2003-12-31
CALIFORNIA CLEAN AIR INC
filed 2004-04-12
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               AMENDMENT NUMBER 1

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


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]









EXPLANATORY NOTE: THE PURPOSE OF THIS AMENDMENT IS TO PROVIDE CORRECTED VERSIONS OF EXHIBITS 31 AND 32.