Form 10KSB/A
period 2002-12-31
CALIFORNIA CLEAN AIR INC
filed 2004-04-29
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2002, was $0.

         The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 was 5,000,000.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---
                       DOCUMENTS INCORPORATED BY REFERENCE

                                EXPLANATORY NOTE


         This Amendment No. 2 to form 10-KSB/A for the year ended December 31, 2002 previously filed with the Commision on October 30, 2003 omits reference to the financial statements ended June 30, 2003 in the Index to Financial Statements. The financial statements ended June 30, 2003 were not required to be filed and were not in fact included with the report.





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


                            CALIFORNIA CLEAN AIR, INC.

                            By: /s/ STEPHEN D. WILSON
                            -----------------------------------
                            Stephen D. Wilson
                            President and Secretary
                            Date: April 29, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Title                           Date
---------                   -----                           ----

/s/ STEPHEN D. WILSON       President; Chief Executive      April 29, 2004
--------------------------  Officer; Secretary; Director
Stephen D. Wilson

/s/ WILLIAM LEONARD         Director                        April 29, 2004
--------------------------
William Leonard

/s/ DEWITT H. MONGOMERY     Director                        April 29, 2004
--------------------------
Dewitt H. Montgomery

/s/ MICHAEL G. CONNER       Director                        April 29, 2004
--------------------------
Michael G. Conner