Form 10QSB
period 2004-03-31
CALIFORNIA CLEAN AIR INC
filed 2004-05-12
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.


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

As of March 31, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value, was 1,000,000 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of March 31, 2004
                  and Audited Balance Sheet as of December 31, 2003..........  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended March 31, 2004 and March 31, 2003...........  5

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarters ended March 31, 2004 and March 31, 2003...........  6

         Notes to Consolidated Financial Statements..........................  7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 14

         Business Organization and Description .............................. 14

         Our Smog Check Test-Only Stations In Lemon Grove And Escondido...... 14

         Results of Operations For The Quarter Ended March 31, 2004
                  Compared To The Quarter Ended March 31, 2003 .............. 15


ITEM 3.  CONTROLS AND PROCEDURES............................................. 16


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 17

INDEX TO EXHIBITS............................................................ 17

SIGNATURES................................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                              AS OF              AS OF
                                         MARCH 31, 2004    DECEMBER 31, 2003
                                          (Unaudited)          (Audited)
                                         --------------    --------------
CURRENT ASSETS
   Cash                                   $      6,864      $      3,285
   Prepaid expenses                              2,838             1,417
                                         --------------    --------------
     TOTAL CURRENT ASSETS                        9,702             4,702


NET PROPERTY & EQUIPMENT                        73,518            73,948

OTHER ASSETS
   Goodwill, net of amortization                14,167            15,834
   Deposits                                      6,083             6,649
                                         --------------    --------------
     TOTAL OTHER ASSETS                         20,250            22,483
                                         --------------    --------------
                  TOTAL ASSETS            $    103,470      $    101,133
                                         ==============    ==============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                AS OF              AS OF
                                            MARCH 31, 2004    DECEMBER 31, 2003
                                             (Unaudited)         (Audited)
                                             ------------      -------------
CURRENT LIABILITIES
   Accounts payable                          $    30,757       $     39,903
   Accrued payroll and payroll
         related liabilities                      44,689             25,860
   Accrued state minimum franchise taxes           2,400                800
   Capitalized lease obligation
      - current portion                            5,683              5,471
                                             ------------      -------------
     TOTAL CURRENT LIABILITIES                    83,529             72,034









        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               AS OF                AS OF
                                           MARCH 31, 2004     DECEMBER 31, 2003
                                            (Unaudited)           (Audited)
                                           --------------     -----------------
LONG-TERM LIABILITIES
     Capitalized lease obligation                 30,107                31,610
     Notes payable to related party              337,232               265,134
                                           --------------     -----------------
     TOTAL LONG-TERM LIABILITIES                 367,339               296,744
                                           --------------     -----------------
TOTAL LIABILITIES                                450,868               368,778

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($0.001 par value),
   20,000,000 shares authorized;
   4,000,000 shares issued & outstanding           4,000                 4,000

   Common stock ($0.001 par value),
   100,000,000 shares authorized;
   1,000,000 shares issued & outstanding           1,000                 1,000
   Retained earnings (deficit)                  (352,398)             (272,645)
                                           --------------     -----------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (347,398)             (267,645)
                                           --------------     -----------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)             $     103,470      $        101,133
                                           ==============     =================




























        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2004    MARCH 31, 2003
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
SALES REVENUES                                  $     48,963      $          0
                                               --------------    --------------
Total Revenues                                        48,963                 0
                                               --------------    --------------
COST OF REVENUES                                      24,834                 0
                                               --------------    --------------
GROSS PROFIT                                          24,129                 0
                                               --------------    --------------
OPERATING COSTS
     Operating expenses                              106,452            16,980
     Depreciation expense                                430                 0
     Amortization expense                              1,667                 0
                                               --------------    --------------
Total Operating Costs                                108,549                 0
                                               --------------    --------------


                           CALIFORNIA CLEAN AIR, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2004    MARCH 31, 2003
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
OPERATING INCOME (LOSS)                              (84,420)          (16,980)

ORDINARY (NON-OPERATING) INCOME (LOSS)                 4,667                 0
                                               --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES               $    (79,753)     $    (16,980)
                                               --------------    --------------

INCOME TAX (PROVISION) BENEFIT                             0                 0
                                               --------------    --------------

NET INCOME (LOSS)                               $    (79,753)     $    (16,980)
                                               --------------    --------------

BASIC EARNINGS (LOSS) PER SHARE                 $      (0.08)     $     (0.003)
                                               --------------    --------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         1,000,000         5,000,000
                                               --------------    --------------

DILUTED EARNINGS (LOSS) PER SHARE               $      (0.02)
                                               --------------
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                         5,000,000
                                               --------------


        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2004    MARCH 31, 2003
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                            $    (79,753)     $    (16,980)

   OTHER NON-CASH ADJUSTMENTS TO INCOME               (1,667)

   DEPRECIATION EXPENSE AND AMORTIZATION               2,097

   (INCREASE) DECREASE IN GOODWILL                     1,667

   (INCREASE) DECREASE IN PREPAID EXPENSES            (1,421)

   (INCREASE) DECREASE IN DEPOSITS                       566

   INCREASE (DECREASE) IN ACCOUNTS PAYABLE            (9,146)            7,100

   INCREASE (DECREASE) IN ACCRUED PAYROLL       $     18,829
         AND PAYROLL RELATED LIABILITIES

   INCREASE (DECREASE) IN ACCRUED STATE
         MINIMUM FRANCHISE TAXES                       1,600                10
                                               --------------    --------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (67,228)           (9,870)

CASH FLOWS FROM INVESTING ACTIVITIES

   NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT             0                 0
                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

  CHANGE IN CAPITALIZED LEASE OBLIGATIONS             (1,291)

  CHANGE IN NOTES PAYABLE TO RELATED PARTY            72,098            10,032
                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   70,807            10,032

    NET INCREASE (DECREASE) IN CASH                    3,579               162

    CASH AT BEGINNING OF QUARTER                       3,285                 0
    CASH AT END OF QUARTER                      $      6,864      $        162

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST          $      1,407      $          0
    CASH PAID DURING YEAR FOR TAXES             $          0      $          0

        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

GENERAL
-------
California Clean Air, Inc. (the "Company") was originally incorporated in Delaware on June 2, 2000, under the name of Breakthrough Technology Partners I, Inc. On December 17, 2002, the Company reincorporated in Nevada under the name of California Clean Air, Inc. pursuant to an Agreement and Plan of Merger. The sole purpose for the merger was to change the Company's legal domicile from Delaware to Nevada. From June 2, 2000, the date of original incorporation, until August 21, 2003, the Company was seeking a merger, exchange of capital stock, participation in an asset acquisition, or any other business combination with a domestic or foreign private business and had not commenced any formal business operations. The Company was considered to be in the development stage, and accounted and reported its activities using Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". On August 21, 2003, the Company's subsidiary began operating its first test-only vehicle emissions inspection facility and the Company was no longer considered to be in the development stage. The deficit accumulated during the development stage from June 2, 2000, (inception) through August 20, 2003, was $54,731 and is included in retained deficit in the Company's consolidated balance sheets for the quarter ending March 31, 2004 and for the fiscal year ending December 31, 2003.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       ACCOUNTING METHOD
         -----------------
The Company utilizes the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles
(GAAP). The Company has elected a December 31, year-end.

b.       BASIS OF CONSOLIDATION
         ----------------------
On November 21, 2002, the Company organized Smog Centers of California, LLC ("Smog Centers"), an Oregon limited liability company, to own and operate test-only vehicle emissions inspection facilities in California. The Company is the sole member of Smog Centers, and owns title to all assets and liabilities of the consolidated financial statements. Smog Centers currently operates two test-only vehicle emissions inspection facilities.

c.       CASH EQUIVALENTS
         ----------------
The Company considers credit card sales receipts to be cash equivalents.

d.       PROPERTY AND EQUIPMENT
         ----------------------
Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs, as well as renewals for minor amounts are charged to expenses. Renewals and betterments of substantial amounts are capitalized, and any replaced or disposed units are written off.

e.       GOODWILL & PRE-PAID ASSETS
         --------------------------
Goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. Goodwill is represented net of accumulated amortization. Amortization is computed using the straight-line method over 3 years. Amortization expense was approximately $1,667 and $0 for the quarters ending March 31, 2004 and March 31, 2003 respectively. Prepaid assets are comprised of smog testing equipment warranty and smog certificates. Equipment warranty is represented net of accumulated expense and the expense is recognized using the straight-line method over the remaining warranty term. Equipment warranty expense was approximately $851 and $0 for the quarters ending March 31, 2004 and March 31, 2003, respectively. Smog certificates are reflected at cost of the number of certificates on hand as of March 31, 2004.

f.       ADVERTISING
         -----------
The Company expenses the cost of advertising as it is incurred. Advertising expense was approximately $25,361 and $0 for the quarters ending March 31, 2004 and March 31, 2003, respectively.

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

h.       REVENUE RECOGNITION AND DEFERRED REVENUE
         ----------------------------------------
Smog Centers generates revenue through vehicle test-only emissions facilities in the State of California under the Smog Check II program. Revenue is recognized when a sale is made.

i.       EARNINGS PER SHARE
         ------------------
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 2, 2000 (inception).

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

k.       REPORTING CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
         --------------------------------------------------
The Company reports and displays consolidated comprehensive income (loss) and its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the quarter and year that result from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the quarter ending March 31, 2004 or for the fiscal year ending December 31, 2003.

l.       SEGMENT REPORTING
         -----------------
The Company reports information about operating segments and related disclosures using Statement of Financial Accounting Standards No. 131, "Disclosures About
Segments of An Enterprise and Related Information". The Company views its operations and manages its business in principally one segment, test-only vehicles emissions inspection facilities in the State of California.

m.       PRINCIPLES OF CONSOLIDATION
         ---------------------------
The consolidated financial statements include the accounts of California Clean Air, Inc., (the parent company) and Smog Centers of California (the subsidiary). The subsidiary is a wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements for the fiscal year ending December 31, 2003 but did result in the recognition of ordinary income for the quarter ending March 31, 2004 of $6,153 from a write-off of company accounts payable.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have an effect on the Company's consolidated financial statements for the quarter ending March 31, 2004 or the fiscal year ending December 31, 2003.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarters ending March 31, 2004 and March 31, 2003 was $430 and $0, respectively.


NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers entered into a non-cancelable lease for the purchase of vehicle emission inspection equipment at its Escondido, California facility in October, 2003. Under the terms of the lease, Smog Centers is obligated to pay $899 per month through October, 2008. The lease obligation has been capitalized because Smog Centers has the option of purchasing the smog testing equipment at the expiration of the lease term for $1. Lease payments for the quarters ending March 31, 2004 and March 31, 2003 were $2,697 and $0, respectively. Interest expense on the lease obligation for the quarters ending March 31, 2004 and March 31, 2003 was $1,406 and $0, respectively.

Aggregate minimum future lease payments under the capitalized lease as of March 31, 2004 are:

                 2004 (April through December)                        8,091
                 2005                                                10,788
                 2006                                                10,788
                 2007                                                10,788
                 2008  (January through October)                      8,990
                                                          ------------------

           Total minimum lease payments                              49,445
           Less amount representing interest                         13,655
                                                          ------------------

           Present value of minimum lease payments                 $ 35,790
                                                          ==================

NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers entered into a non-cancelable assignment of lease for the smog station premises in Lemon Grove, California which requires monthly lease payments of $1,500 through July 1, 2006. Smog Centers entered into a non-cancelable lease for the smog station premises in Escondido, California, which requires monthly payments of $1,500 through November 15 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. The Company has an option to extend the lease terms for both locations for an additional five (5) years.

Aggregate minimum future lease payments for the smog stations as of March 31, 2004, are:

                 2004 (April through December)                    $ 27,000
                 2005                                               36,200
                 2006                                               27,500
                 2007                                               20,600
                 2008                                               19,800
                                                          -----------------

           Total minimum lease payments                          $ 131,100
                                                          =================

Lease expense for the smog stations for the quarters ending March 31, 2004 and March 31, 2003 were $9,000 and $0, respectively.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Daniel M. Smith, husband of one of our controlling shareholders, and our President, Stephen D. Wilson, have advanced $265,134 on behalf of the company from inception through December 31, 2003. For the quarter ending March 31, 2004, Mssrs. Smith and Wilson advanced $72,098, for a total amount advanced of $337,232 through March 31, 2004. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire the smog station assets at the Company's Lemon Grove facility. The advances are reflected as "Payable to Related Parties" in the Company's financial statements and are non-interest bearing and due on demand. Mssrs. Smith and Wilson have agreed not to demand repayment until sufficient funds are available from proceeds of the Company's offering of its common stock pursuant to an effective SB-2 Registration Statement or from revenue derived from operations.

NOTE 7. BASIC & DILUTED INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

                                              MARCH 31,          DECEMBER 31,
                                                2004                 2003
                                             (Unaudited)          (Audited)
                                        -------------------- -------------------
NET INCOME (LOSS)                       $           (79,753) $        (218, 114)
BASIC EARNINGS (LOSS) PER SHARE         $             (0.08) $            (0.08)

                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                1,000,000           2,621,918
                                        ==================== ===================

DILUTED EARNINGS (LOSS) PER SHARE       $             (0.02) $            (0.03)

                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF DILUTED
COMMON SHARES OUTSTANDING                         5,000,000           7,378,082
                                        ==================== ===================

As of March 31, 2004 no preferred dividends have been issued that would reduce earnings available to common shareholders.

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                                  MARCH 31,     DECEMBER 31,
                                                    2004           2003
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
    Deferred tax asset:
    Net operating loss carryover                $    352,398   $    272,645
                                                -------------  -------------
                                                     352,398        272,645
    Valuation allowance                             (352,398)      (272,645)
                                                --------------  -------------
    Net deferred income taxes                              0              0
                                                ==============  =============

NOTE 9.  ASSET PURCHASE

On August 21, 2003, Smog Centers paid $60,000 to acquire assets for use in its smog test-only station known as "Broadways Smog Check" in Lemon Grove, California. The asset acquisition was accounted for as a purchase and the purchase price was allocated to the acquired assets as follows:

    Fair value of smog-testing & station equipment              $  40,000
    Goodwill                                                       20,000
                                                          ----------------
    Cash paid                                                   $  60,000
                                                          ================

The results of operations of our Lemon Grove station are reflected in the Company's consolidated financial statements for the quarter ending March 31, 2004, and for the fiscal year ending December 31, 2003.

NOTE 10.  OPERATING SEGMENTS

                             FOR THE QUARTER                FOR THE YEAR
                           ENDED MARCH 31, 2004        ENDED DECEMBER 31, 2003
                               (Unaudited)                   (Audited)
                        --------------------------   ---------------------------
                         CALIFORNIA  SMOG CENTERS     CALIFORNIA   SMOG CENTERS
                         CLEAN AIR   OF CALIFORNIA    CLEAN AIR    OF CALIFORNIA
                        ------------ -------------   ------------ --------------
Total Revenue            $        0   $    48,963     $        0   $     27,503
Costs of Revenues                 0       (24,834)             0        (20,863)
                        --------------------------   ---------------------------
Gross Profit                      0        24,129              0          6,640

Total Operating Costs       (61,034)      (47,515)       (60,885)      (163,069)
                        --------------------------   ---------------------------
Operating Income (Loss)     (61,034)      (23,386)       (60,885)      (156,429)

Total Other Income (Loss)     4,667             0              0              0
                        --------------------------   ---------------------------
Income (Loss) Before
Income Tax And
Extraordinary items       $ (56,367)      (23,386)       (60,885)      (156,429)
                        ==========================   ===========================


NOTE 11.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company's financial statements contains the following classes of capital stock as of March 31, 2004:

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,000,000 shares issued and outstanding;

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding.

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of common stock are entitled to one vote per share of common stock on all matters to be voted on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock. As of March 31, 2004, there were 1,000,0000 shares of common stock issued and outstanding.

The Company is authorized to issue up to 20,000,000 shares of designated preferred stock. The board of directors has the authority, without vote or action by the stockholders, to designate and issue preferred stock in one or more series and to designate the number of shares, and the rights, preferences and privileges of each series, any or all of which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any additional shares of preferred stock upon the rights of the holders of common stock until the board of directors determines the specific rights of the holders of the preferred stock. However, the effects might include restricting dividends on the common stock, diluting the voting power of the common stock, impairing liquidation rights of the common stock and delaying or preventing a change in control of the Company.

As of March 31, 2004, there were 4,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred Stock have the following rights and preferences: the Series A Preferred Stock is convertible into common stock on a one-for-basis, subject to adjustment for stock splits and similar extraordinary stock events; each share of Series A Preferred Stock has ten (10) votes for each share of common stock into which the preferred stock can be converted; the Series A Preferred Stock votes with the common stock as a single class; and the Series A Preferred Stock is entitled to receive dividends (1) upon the commencement of operations of no less than ten (10) vehicle emissions test centers by Smog Centers; (2) 800,000 shares of the Series A Preferred Stock will be each entitled to receive dividends as and when declared and paid on the common stock; (3) an additional 800,000 shares of Series A Stock will be each entitled to receive dividends as and when declared and paid on the common stock for each additional ten (10) vehicle emissions test centers for which operations have commenced, up to a total of fifty (50) such vehicle test centers; and (4) the liquidation rights will be subordinated to the outstanding common stock. The board of directors has no present plans to issue any additional preferred stock in addition to the Series A Stock.


NOTE 12.  ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The Company has a non-qualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph

19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of March 31, 2004 there were no stock options issued or outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         BUSINESS ORGANIZATION & DESCRIPTION

We are in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted by the State of California. As a result of the federal Clean Air Act of 1990, California adopted the Smog Check II program, which was designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately-owned and operated stations which are authorized to conduct the emissions test and are not permitted to make any vehicle repairs. We currently have two inspection facilities located in Lemon Grove, California and Escondido, California.

California Clean Air, Inc. (the "Company") was originally incorporated in Delaware on June 2, 2000 under the name of Breakthrough Technology Partners I, Inc. We never commenced any business under our original name. Effective December 17, 2002, we reincorporated in Nevada under our current name pursuant to an Agreement and Plan of Merger with California Clean Air, Inc. The sole purpose for the merger was to change our legal domicile from Delaware to Nevada. Mr. Stephen D. Wilson is our President, Chief Executive Officer and Chief Financial Officer. We qualified to do business in California on August 26, 2003.

Smog Centers of California, LLC ("Smog Centers"), was organized as an Oregon limited liability company on November 21, 2002, and registered to do business in California on December 10, 2002. Through Smog Centers we intend to own and operate smog check test-only stations, principally in Southern California and in the Bay Area. The Company is the sole member of Smog Centers, and as such we have complete control over the business. Mr. Wilson is the manager of Smog Centers.

Our principal executive and administrative offices and those of Smog Centers are located at 3790 Via de la Valle, Suite 103, Del Mar, California 92014.

         OUR SMOG CHECK TEST-ONLY STATIONS IN LEMON GROVE AND ESCONDIDO

On September 11, 2003, Smog Centers opened its first smog check test-only facility, located at 7310 Broadway in Lemon Grove, California. Smog Centers had previously purchased assets including exterior signage, BAR manuals and publications, smog testing equipment, computer and telecommunications equipment, and general office equipment for $60,000 in a cash transaction which closed on August 21, 2003. Smog Centers assumed the seller's obligations under the existing lease, which has a remaining initial term through July 1, 2006, with an option to renew for an additional term of five years. The lease payments are $1,500 per month, subject to an annual increase of 5%. Smog Centers retained a smog technician with over 20 years of experience in the emissions testing industry to perform the smog tests. We charge a total of $58.60 for a smog test for a vehicle that passes the emissions test, which includes $49.75 for the inspection fee, $8.25 for the smog certificate (a pass-through cost) and $ .60 for the transmission fee to the Vehicle Information Database (a pass-through cost). If the vehicle does not pass the emissions test, we only charge $50.35, because the smog certificate is not issued. We advertise for the Lemon Grove station in a weekly publication with discount coupons.

On November 26, 2003, Smog Centers opened its second smog check test-only facility, located at 555 West Grand Avenue in Escondido, California. Smog Centers entered into a five-year lease for approximately 1,028 square feet of space, comprised of two automotive bays, located within the All Star Gas Station which sits at a highly visible location bordering three streets. The lease requires monthly payments of $1,500, with an annual increase of $100 per month during the initial lease term. The lease contains an option to extend the lease term for an additional five years. Smog Centers also leased smog-testing equipment consisting of a BAR 97 Host Emissions Analyzer and a Low Profile Maha Dynamometer for the facility. The equipment lease requires monthly payments of $899 for 60 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor. We purchased exterior signage, BAR manuals and publications, telecommunications equipment, general office equipment and tools. The smog technician at our Escondido station was initially retained for our Lemon Grove station. He relocated to our Escondido station, because his residence is in Escondido. Smog Centers has retained a new technician for the Lemon Grove station. We charge a total of $58.60 for a smog test for a vehicle that passes the emissions test which includes $49.75 for the inspection fee, $8.25 for the smog certificate (a pass-through cost) and $ .60 for the transmission fee to the Vehicle Information Database (a pass-through cost). If the vehicle does not pass the emissions test, we only charge $50.35, because the smog certificate is not issued. We advertise for the Escondido station in a weekly publication with discount coupons.


         RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003:

Sales Revenues: Sales revenues for the first quarter of 2004 totaled $48,963, as compared to $0 for the first quarter of 2003. The Company attributes the increase in revenues to the operations of its two smog test-only stations in Lemon Grove and Escondido. The Lemon Grove station generated $30,254 in sales revenues for the first quarter of 2004 (the station's second full quarter of operation), as compared to $19,842 in sales revenues for the fourth quarter of 2003 (the station's first full quarter of operation). This represents an increase of 52% in sales revenues for the Lemon Grove station from the fourth quarter of 2003 to the first quarter of 2004. The Escondido station generated $18,708 in sales revenues for the first quarter of 2004 (the station's first full quarter of operation), as compared to $3,640 in sales revenues for the fourth quarter of 2003. This represents an increase of 413% in sales revenues for the Escondido station from the fourth quarter of 2003 to the first quarter of 2004, but this comparison is not between full operating quarters.

Cost of Revenues: Cost of revenues is comprised of smog technician expenses, Vehicle Information Database transmission fees, and smog certificates. Cost of revenues for the first quarter of 2004 totaled $24,834, as compared to $0 for the first quarter of 2003. The cost of revenues increased because the Company operated two smog stations in the first quarter of 2004, and had no operating stations in the first quarter of 2003. Cost of revenues for the first quarter of 2004 equaled 51% of sales revenue.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the first quarter of 2004 totaled $24,129, or 49% of sales revenue, as compared to $0 for the first quarter of 2003 when the Company had no sales revenues or cost of revenues.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $108,549 for the first quarter of 2004 as compared to $16,980 for the first quarter of 2003. The increase in operating costs is attributable to station operations which were not present in the first quarter of 2003, and administrative expenses for the Company which were not incurred when the Company was in the developmental stage.

Operating Loss: The Company's operating loss for the first quarter of 2004 was $84,420 as compared to $16,980 for the first quarter of 2003. The increase in operating loss is attributable station operating costs and administrative expenses which were not incurred when the Company was in its development stage.

Ordinary (Non-Operating) Income: The Company recognized ordinary (non-operating) income of $4,667 in the first quarter of 2004 as compared to $0 in the first quarter of 2003, due to the write-off of accounts payable of $6,153 and adjustments to income of ($1,486) to accurately reflect asset balances during the first quarter of 2004.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus ordinary (non-operating) income. For the first quarter of 2004, our net loss was $79,753 as compared to $16,980 for the first quarter of 2003. The increase in the Company's net loss is attributable to the commencement of smog station operations for the Lemon Grove and Escondido facilities, and administrative activity for the Company, since it was no longer in the development stage during the first quarter of 2004 as it was during the first quarter of 2003.

Income Tax Provision: Due to the Company's net loss of $79,753 for the first quarter of 2004 and $16,980 for the first quarter of 2003, the provision for income tax for each of these quarters was $0.

Liquidity And Capital Resources: During the first quarter of 2004, the Company used cash in operations of $67,228, compared to $9,870 for the first quarter of 2003. The principal reason for the comparative first quarter increase of $57,358 in cash used in operations is attributable to the Company's commencement of business operations in the third quarter of 2003 and incurring administrative and smog station operating expenses relating thereto. Prior to that time, the Company was in its development stage and had no active operations, and incurred expenses primarily related to compliance. During the first quarter of 2004, cash provided by financing activities totaled $70,807, compared to $10,032 for the first quarter of 2003. The comparative first quarter increase of $60,775 in cash provided by financing activities is attributable to a decrease of $1,291 in capitalized lease obligations during the first quarter of 2004 and an increase in notes payable to related party of $72,098 during the first quarter of 2004.


ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2004, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our two smog check stations and also serves as our Chief Financial Officer.

There was no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Exhibits.

INDEX TO EXHIBITS:

EXHIBIT
NO.      DESCRIPTION
---      -----------

15       Letter on Unaudited Interim Financial Information

16       Letter on Change In Certifying Accountant

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

Reports on Form 8-K.

Form 8-K filed by the Company on February 27, 2004, pertaining to Item Nos. 4 & 7 regarding a change in the registrant's certifying accountant and accompanying letter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2004                CALIFORNIA CLEAN AIR, INC.

                                 By: /s/ STEPHEN D. WILSON
                                 President, Chief Executive Officer,
                                 Chief Financial Officer, Secretary