Form 10QSB/A
period 2003-09-30
CALIFORNIA CLEAN AIR INC
filed 2004-06-28
CIK 1119697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

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


                           CALIFORNIA CLEAN AIR, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-23111

            Nevada                                            75-3090496
-------------------------------                             ---------------
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



Explanatory Note: The purpose of this amendment is to correct previous accounting errors regarding acquisition of assets.

                                     PART 1
                              FINANCIAL INFORMATION

                          CALIFORNIA CLEAN AIR, INC.
                           Consolidated Balance Sheets
                             See accompanying notes.


                                                                 September 30,       December 31,
                                                                     2003                2002
                                                                ----------------  -----------------

                                     ASSETS

Current assets -
   Cash                                                         $      992         $        -

Equipment, net of accumulated depreciation of $500                  59,500                  -

Other assets:
   Deposits                                                            566                  -
                                                                 ---------          ---------
     Total other assets                                                566                 -
                                                                 ---------          ---------

                                                                $   61,058         $        -
                                                                 =========          =========

                     LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                             $   15,353         $        -
   Accrued payroll                                                   6,000                  -
   Accrued state taxes payable                                          30                 20
                                                                 ---------          ---------
     Total current liabilities                                      21,383                 20

Payable to related parties                                         221,133             49,531

Net capital deficiency:
   Preferred stock;  $.0001 par value;  authorized  20,000,000
        shares;  issued and outstanding 4,000,000 shares             4,000                  -
   Common stock; $.0001 par value;  authorized  100,000,000
        shares; issued and outstanding 1,000,000 shares              1,000              5,000
   Retained deficit                                                (42,998)                 -
   Deficit accumulated during the development stage               (143,460)           (54,551)
                                                                 ---------          ---------
     Net capital deficiency                                       (181,458)           (49,551)
                                                                 ---------          ---------

                                                                $   61,058         $        -
                                                                 =========          =========



                             See accompanying notes

                           CALIFORNIA CLEAN AIR, INC.
                      Consolidated Statements of Operations


                                        Three months ended               Nine months ended
                                           September 30                    September 30
                                     -------------------------     ----------------------------
                                         2003          2002             2003            2002
                                     ------------  -----------     --------------  ------------

Sales                                $     3,334     $      -       $      3,334    $        -
Cost of goods sold                         6,054            -              6,054             -
                                      ----------      -------        -----------     ---------
Gross loss                                (2,720)           -             (2,720)            -
Operating expenses                        82,747        2,491            125,279        23,975
                                      ----------      -------        -----------     ---------
Net loss from operations                 (85,467)      (2,491)          (127,999)      (23,975)
Provision for income taxes                     -            -                 10            10
                                      ----------      -------        -----------     ---------

Net loss                             $   (85,467)    $ (2,491)      $   (128,009)   $  (23,975)
                                      ==========      =======        ===========     =========



Net loss per common share            $     (.087)    $  (.002)      $      (.128)   $    (.024)
                                      ==========      =======        ===========     =========


























                             See accompanying notes

                           CALIFORNIA CLEAN AIR, INC.
                      Consolidated Statements of Cash Flows

                                                        Three months ended               Nine months ended
                                                           September 30                    September 30
                                                    --------------------------     ----------------------------
                                                         2003          2002             2003            2002
                                                    -------------  -----------     --------------  ------------
Cash flows from operating activities:
   Net loss                                          $   (85,467)    $ (2,491)      $   (126,907)   $  (13,119)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Depreciation                                            500            -                500             -
     Amortization of goodwill                                 56            -                 56             -
     Changes in liabilities:
       Accounts payable                                    8,253        1,775             15,353         1,775
       Accrued payroll                                     6,000            -              6,000             -
       Accrued state income taxes                              -            -                 10            10
                                                      ----------      -------        -----------     ---------
                                                         (19,253)        (716)           (26,363)      (11,334)

Cash flows from investing activities:
   Cash paid for acquisition                             (55,000)           -            (60,000)            -
   Deposits paid                                            (566)           -               (566)            -
                                                      ----------      -------        -----------     ---------
                                                         (55,566)           -            (60,566)            -

Cash flows from financing activities:
   Advances from, or expenses paid on behalf of the
    Company directly by, related parties                (127,165)         716           (166,603)       11,334
                                                      ----------      -------        -----------     ---------

Net change in cash                                           885            -                992             -

Cash at beginning of period                                  107            -                  -             -
                                                      ----------      -------        -----------     ---------

Cash at end of period                                $       992     $      -       $        992    $        -
                                                      ==========      =======        ===========     =========
















                             See accompanying notes

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

         Development stage enterprise: From inception through August 21, 2003, the Company had not commenced any formal business operations. The Company was considered to be in the development stage and therefore adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Effective August 22, 2003, the Company was no longer considered to be in the development stage.

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

2.       Asset Purchase
         On August 21, 2003, Smog Centers purchased smog-testing assets. Smog Centers paid $60,000 for the assets.

         The acquisition can be summarized as follows:
            Fair value of vehicle emission inspection equipment    $   60,000
                                                                    ---------
           Cash paid                                               $   60,000
                                                                    =========

                           CALIFORNIA CLEAN AIR, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2003


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

ITEM 5.           OTHER INFORMATION.

         The Company, through its wholly-owned subsidiary, Smog Centers of California LLC, purchased smog-testing assets. The purchase price was $60,000. The purchase was closed on August 21, 2003, with payment in full made at the closing.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Asset Acquisition Agreement dated August 21, 2003 is incorporated by reference.

                  32       Certification required by Rule 13a-14(a).

                  32.1     Certification required by Rule 13a-14(b)

         (b)      8-K Reports

                  A report was filed August 28, 2003 on Form 8-K describing the acquisition of the asasets of Broadway Smog Check station.

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

                            Date: June 28, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                  Date
---------         -----                            -----------------

/s/ STEPHEN D. WILSON                              June 28, 2003
--------------------------
Stephen D. Wilson, President