Form 10QSB/A
period 2004-03-31
CALIFORNIA CLEAN AIR INC
filed 2004-06-28
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

SIGNATURES................................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                              AS OF              AS OF
                                         MARCH 31, 2004    DECEMBER 31, 2003
                                          (Unaudited)          (Audited)
                                         --------------    --------------
CURRENT ASSETS
   Cash                                   $      6,864      $      3,285
   Prepaid expenses                              2,838             1,417
                                         --------------    --------------
     TOTAL CURRENT ASSETS                        9,702             4,702


NET PROPERTY & EQUIPMENT                        91,236            96,296

OTHER ASSETS
   Deposits                                      6,083             6,649
                                         --------------    --------------
     TOTAL OTHER ASSETS                          6,083             6,649
                                         --------------    --------------
                  TOTAL ASSETS            $    107,021      $    107,647
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

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               AS OF                AS OF
                                           MARCH 31, 2004     DECEMBER 31, 2003
                                            (Unaudited)           (Audited)
                                           --------------     -----------------
LONG-TERM LIABILITIES
     Capitalized lease obligation                 30,107                31,610
     Notes payable to related party              337,232               265,134
                                           --------------     -----------------
     TOTAL LONG-TERM LIABILITIES                 367,339               296,744
                                           --------------     -----------------
TOTAL LIABILITIES                                450,868               368,778

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($0.001 par value),
   20,000,000 shares authorized;
   4,000,000 shares issued & outstanding           4,000                 4,000

   Common stock ($0.001 par value),
   100,000,000 shares authorized;
   1,000,000 shares issued & outstanding           1,000                 1,000
   Retained earnings (deficit)                  (348,847)             (266,131)
                                           --------------     -----------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (343,847)             (261,131)
                                           --------------     -----------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)             $     107,021      $        107,647
                                           ==============     =================




























        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2004    MARCH 31, 2003
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
SALES REVENUES                                  $     48,963      $          0
                                               --------------    --------------
Total Revenues                                        48,963                 0
                                               --------------    --------------
COST OF REVENUES                                      24,834                 0
                                               --------------    --------------
GROSS PROFIT                                          24,129                 0
                                               --------------    --------------
OPERATING COSTS
     Operating expenses                              106,452            16,980
     Depreciation expense                              5,060                 0
                                               --------------    --------------
Total Operating Costs                                111,512                 0
                                               --------------    --------------


                           CALIFORNIA CLEAN AIR, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2004    MARCH 31, 2003
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
OPERATING INCOME (LOSS)                              (87,383)          (16,980)

ORDINARY (NON-OPERATING) INCOME (LOSS)                 4,667                 0
                                               --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES               $    (82,716)     $    (16,980)
                                               --------------    --------------

INCOME TAX (PROVISION) BENEFIT                             0                 0
                                               --------------    --------------

NET INCOME (LOSS)                               $    (82,716)     $    (16,980)
                                               --------------    --------------

BASIC EARNINGS (LOSS) PER SHARE                 $      (0.08)     $     (0.003)
                                               --------------    --------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         1,000,000         5,000,000
                                               --------------    --------------

DILUTED EARNINGS (LOSS) PER SHARE               $      (0.02)
                                               --------------
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                         5,000,000
                                               --------------


        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2004    MARCH 31, 2003
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                            $    (82,716)     $    (16,980)

   DEPRECIATION EXPENSE                                5,060

   (INCREASE) DECREASE IN PREPAID EXPENSES            (1,421)

   (INCREASE) DECREASE IN DEPOSITS                       566

   INCREASE (DECREASE) IN ACCOUNTS PAYABLE            (9,146)            7,100

   INCREASE (DECREASE) IN ACCRUED PAYROLL       $     18,829
         AND PAYROLL RELATED LIABILITIES

   INCREASE (DECREASE) IN ACCRUED STATE
         MINIMUM FRANCHISE TAXES                       1,600                10
                                               --------------    --------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (67,228)           (9,870)

CASH FLOWS FROM INVESTING ACTIVITIES

   NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT             0                 0
                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

  CHANGE IN CAPITALIZED LEASE OBLIGATIONS             (1,291)

  CHANGE IN NOTES PAYABLE TO RELATED PARTY            72,098            10,032
                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   70,807            10,032

    NET INCREASE (DECREASE) IN CASH                    3,579               162

    CASH AT BEGINNING OF QUARTER                       3,285                 0
    CASH AT END OF QUARTER                      $      6,864      $        162

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST          $      1,407      $          0
    CASH PAID DURING YEAR FOR TAXES             $          0      $          0

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

e.       PRE-PAID ASSETS
         ---------------
Prepaid assets are comprised of smog testing equipment warranty and smog certificates. Equipment warranty is represented net of accumulated expense and the expense is recognized using the straight-line method over the remaining warranty term. Equipment warranty expense was approximately $851 and $0 for the quarters ending March 31, 2004 and March 31, 2003, respectively. Smog certificates are reflected at cost of the number of certificates on hand as of March 31, 2004.

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

                                              MARCH 31,          DECEMBER 31,
                                                2004                 2003
                                             (Unaudited)          (Audited)
                                        -------------------- -------------------
NET INCOME (LOSS)                       $           (82,716) $         (211,818)
BASIC EARNINGS (LOSS) PER SHARE         $             (0.08) $            (0.08)

                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                1,000,000           2,621,918
                                        ==================== ===================

DILUTED EARNINGS (LOSS) PER SHARE       $             (0.02) $            (0.03)

                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF DILUTED
COMMON SHARES OUTSTANDING                         5,000,000           7,378,082
                                        ==================== ===================

As of March 31, 2004 no preferred dividends have been issued that would reduce earnings available to common shareholders.

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                                  MARCH 31,     DECEMBER 31,
                                                    2004           2003
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
    Deferred tax asset:
    Net operating loss carryover                $    349,065   $    266,349
                                                -------------  -------------
                                                     349,065        266,349
    Valuation allowance                             (349,065)      (266,349)
                                                --------------  -------------
    Net deferred income taxes                              0              0
                                                ==============  =============

NOTE 9.  ASSET PURCHASE

On August 21, 2003, Smog Centers paid $60,000 to acquire assets for use in its smog test-only station known as "Broadways Smog Check" in Lemon Grove, California. The asset acquisition was accounted for as a purchase and the purchase price was allocated to the acquired assets as follows:

    Fair value of smog-testing & station equipment              $  60,000
                                                          ----------------
    Cash paid                                                   $  60,000
                                                          ================

The results of operations of our Lemon Grove station are reflected in the Company's consolidated financial statements for the quarter ending March 31, 2004, and for the fiscal year ending December 31, 2003.

NOTE 10.  OPERATING SEGMENTS

                             FOR THE QUARTER                FOR THE YEAR
                           ENDED MARCH 31, 2004        ENDED DECEMBER 31, 2003
                               (Unaudited)                   (Audited)
                        --------------------------   ---------------------------
                         CALIFORNIA  SMOG CENTERS     CALIFORNIA   SMOG CENTERS
                         CLEAN AIR   OF CALIFORNIA    CLEAN AIR    OF CALIFORNIA
                        ------------ -------------   ------------ --------------
Total Revenue            $        0   $    48,963     $        0   $     27,503
Costs of Revenues                 0       (24,834)             0        (20,863)
                        --------------------------   ---------------------------
Gross Profit                      0        24,129              0          6,640

Total Operating Costs       (61,034)      (50,478)       (60,885)      (156,773)
                        --------------------------   ---------------------------
Operating Income (Loss)     (61,034)      (26,349)       (60,885)      (150,133)

Total Other Income (Loss)     4,667             0              0              0
                        --------------------------   ---------------------------
Income (Loss) Before
Income Tax And
Extraordinary items       $ (56,367)      (26,349)       (60,885)      (150,133)
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

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $111,512 for the first quarter of 2004 as compared to $16,980 for the first quarter of 2003. The increase in operating costs is attributable to station operations which were not present in the first quarter of 2003, and administrative expenses for the Company which were not incurred when the Company was in the developmental stage.

Operating Loss: The Company's operating loss for the first quarter of 2004 was $87,383 as compared to $16,980 for the first quarter of 2003. The increase in operating loss is attributable station operating costs and administrative expenses which were not incurred when the Company was in its development stage.

Ordinary (Non-Operating) Income: The Company recognized ordinary (non-operating) income of $4,667 in the first quarter of 2004 as compared to $0 in the first quarter of 2003, due to the write-off of accounts payable of $6,153 and adjustments to income of ($1,486) to accurately reflect asset balances during the first quarter of 2004.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus ordinary (non-operating) income. For the first quarter of 2004, our net loss was $82,716 as compared to $16,980 for the first quarter of 2003. The increase in the Company's net loss is attributable to the commencement of smog station operations for the Lemon Grove and Escondido facilities, and administrative activity for the Company, since it was no longer in the development stage during the first quarter of 2004 as it was during the first quarter of 2003.

Income Tax Provision: Due to the Company's net loss of $82,716 for the first quarter of 2004 and $16,980 for the first quarter of 2003, the provision for income tax for each of these quarters was $0.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Exhibits.

INDEX TO EXHIBITS:

EXHIBIT
NO.      DESCRIPTION
---      -----------

15 *     Letter on Unaudited Interim Financial Information

16 *     Letter on Change In Certifying Accountant

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

* Previously filed.  Filed by reference.

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

Date: June 28, 2004              CALIFORNIA CLEAN AIR, INC.

                                 By: /s/ STEPHEN D. WILSON
                                 President, Chief Executive Officer,
                                 Chief Financial Officer, Secretary