Form 10KSB/A
period 2003-12-31
CALIFORNIA CLEAN AIR INC
filed 2004-06-29
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................4

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

Notes to Financial Statements................................................F-8

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

         BAR sends three types of vehicles to test-only facilities. The first type are motor vehicles which are likely to fail a smog check; the second type are those designated as "gross polluters", which are vehicles that failed an initial smog check at the higher emissions levels and have since been repaired. These re vehicles will be directed to test-only facilities to have their repairs verified before the vehicle can be registered. Thirdly, BAR directs 1.9% of registered vehicles at random to test-only facilities.

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

         The regulations adopted by BAR require that all smog check facilities apply for a license through the BAR Licensing Division. A required component of Smog Check II is the Electronic Transmission (ET) service provided by MCI Telecommunications Corporation. Under contract with the State of California, MCI has developed and maintains a central Vehicle Information Database (VID) and a statewide network that provides electronic access between all Smog Check machines throughout the state. In order to comply with the ET mandate, all Smog Check facilities are required to obtain and maintain ET services through MCI. Each new Smog Check facility is required to enter into an agreement with MCI to secure ET services. Prior to certification, all Smog Check facilities must have fully functional ET service and must be operational with all current software and hardware updates.

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

         The Smog Check facilities are required to use loaded mode dynamometer test equipment. The licensing standards under the BAR regulations may include, but are not limited to, requirements for use of computerized and tamper-resistant testing equipment, including test analyzer systems meeting the current requirements of BAR.

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

         Purchase of Smog Testing Assets

         Smog Centers of California LLC purchased smog-testing assets for $60,000. The purchase closed on August 21, 2003 pursuant to an Asset Acquisition Agreement, with payment in full made at the closing. Smog Centers of California LLC assumed the obligations under an existing real estate ground lease for premises located at 7310 Broadway in Lemon Grove, California to operate a smog test-only station. The ground lease has a remaining term until July 1, 2006, with an option to renew for an additional five year term. The ground lease payments are $1,500 per month, which are subject to an annual increase of 5% for each year during the remaining initial term of the lease.

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

         Smog Centers of California, LLC entered into a five-year lease for approximately 1,028 square feet of space, comprised of two automotive bays. Previously, automotive repair services were offered at the leased premises. The leased space had been vacant for some time, although the gas station has operated continuously for years. The terms of the lease call for monthly lease payments of $1,500 until 2006, at which time the payments increase to $1,700 per month until 2007. After 2007, the lease payments increase to $1,800 per month. The lease provides for an option to extend the lease term for an additional five years.

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

         The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

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

         Each of these transactions is considered exempt from the registration requirements of the Securities Act of 1933 in reliance upon the exemption at Sections 4(2) and 4(6) of said Act.

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

         Daniel M. Smith, husband of one of our controlling shareholders, Jennifer Louise Smith, has advanced operating funds to the Company since March 2001. Through December 31, 2003, Mr. Smith has advanced approximately $ 265,134 to the Company. These funds have been used to pay administrative expenses such as legal and accounting fees and compensation to our President, Stephen D. Wilson, in the amount of $6,000 per month since June 2003. Mr. Smith has advanced a total of $ 58,900 to our affiliate Smog Centers of California LLC to acquire smog-testing assets for our facility in Lemon Grove, California. In addition, our President, Stephen D. Wilson, has advanced a total of $5,520 to Smog Centers of California LLC.

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

(b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during the period covered by this Form 10-KSB/A:

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 22nd day of June, 2004.


                                              CALIFORNIA CLEAN AIR, INC.

                                              /s/ STEPHEN D. WILSON
                                              ---------------------------------
                                              Stephen D. Wilson
                                              President, Secretary and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                              Date
/s/ STEPHEN D. WILSON                       President; Chief Executive Officer;
    -----------------                       Secretary; Chief Financial Officer;
    Stephen D. Wilson                       Chief Accounting Officer; Director       June 22, 2004


/s/ WILLIAM LEONARD                         Director                                 June 22, 2004
    ---------------
    William Leonard

/s/ DEWITT H. MONTGOMERY II                 Director                                 June 22, 2004
    -----------------------
    Dewitt H. Montgomery II

/s/ MICHAEL G. CONNER                       Director                                 June 22, 2004
    -----------------
    Michael G. Conner

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

Notes to Financial Statements................................................F-8

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

                                  Members of the American Institute of
                                  Certified Public Accountants

                                  Members of the Better Business Bureau since
                                  1997

To the Board of Directors
California Clean Air, Inc.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of California Clean Air, Inc. as of December 31, 2003 (restated) and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ ARMANDO C. IBARRA
----------------------------------
ARMANDO C. IBARRA, CPA

March 31, 2004
June 22, 2004 (restated)

Chula Vista, Ca. 91910


                      371 "E" STREET, CHULA VISTA, CA 91910
                     TEL: (619) 422-1348 FAX: (619) 422-1465

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                             AS OF            AS OF
                                          DECEMBER 31,      DECEMBER 31,
                                              2003             2002
                                          ------------      ------------


CURRENT ASSETS

   Cash                                  $      3,285      $          -

   Prepaid expenses                             1,417                 -

                                          ------------      ------------


     TOTAL CURRENT ASSETS                       4,702                 -


NET PROPERTY & EQUIPMENT                       96,296                 -

OTHER ASSETS

   Deposits                                     6,649                 -

                                          ------------      ------------


     TOTAL OTHER ASSETS                         6,649                 -

                                          ------------      ------------


                  TOTAL ASSETS           $    107,647      $          -

                                          ============      ============

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                        AS OF           AS OF
                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         2003            2002
                                                                     ------------    ------------
CURRENT LIABILITIES
   Accounts payable                                                  $    39,903     $         -
   Accrued payroll and payroll related liabilities                        25,860               -
   Accrued state income taxes                                                800               -
   Capitalized lease obligation - current portion                          5,471               -
                                                                     ------------    ------------

     TOTAL CURRENT LIABILITIES                                            72,034               -

LONG-TERM LIABILITIES
   Capitalized lease obligation                                           31,610               -
   Notes payable to related party                                        265,134          49,531
                                                                     ------------    ------------

     TOTAL LONG-TERM LIABILITIES                                         296,744          49,531

                                                                     ------------    ------------

TOTAL LIABILITIES                                                        368,778          49,531

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ( $0.001 par value, 20,000,000 shares
     authorized; 4,000,000 shares issued and outstanding as of
     December 31, 2003)                                                    4,000               -
   Common stock ( $0.001 par value, 100,000,000 shares
     authorized; 1,000,000 and 5,000,000 shares issued and
     outstanding as of December 31, 2003 and 2002, respectively)           1,000           5,000
   Retained earnings (deficit)                                          (266,131)        (54,531)
                                                                     ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (261,131)        (49,531)

TOTAL LIABILITIES
                                                                     ------------    ------------

                   & STOCKHOLDERS' EQUITY (DEFICIT)                 $    107,647     $         -
                                                                     ============    ============

                           CALIFORNIA CLEAN AIR, INC.
                            STATEMENTS OF OPERATIONS

                                         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,
                                            2003            2002
                                        ------------    ------------
REVENUES
   Sales                               $     27,503    $          -
                                        ------------    ------------

Total Revenues                               27,503               -
                                        ------------    ------------

COST OF REVENUES                             20,863               -
                                        ------------    ------------

GROSS PROFIT                                  6,640               -
                                        ------------    ------------
OPERATING COSTS
   Operating expenses                       212,528          23,110
   Depreciation expense                       4,912               -
                                        ------------    ------------

Total Operating Costs                       217,440          23,110
                                        ------------    ------------

OPERATING INCOME (LOSS)                    (210,800)        (23,110)
                                        ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES      $   (210,800)   $    (23,110)
                                        ------------    ------------

INCOME TAX (PROVISION) BENEFIT                 (800)              -
                                        ------------    ------------

NET INCOME (LOSS)                      $   (211,600)   $    (23,110)
                                        ------------    ------------

BASIC EARNINGS (LOSS) PER SHARE        $      (0.08)   $      (0.00)
                                        ------------    ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,621,918      5,000,000
                                        ------------    ------------

DILUTED EARNINGS (LOSS) PER SHARE      $      (0.03)
                                        ------------    ------------
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                 7,378,082
                                        ------------    ------------

                           CALIFORNIA CLEAN AIR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FROM DECEMBER 31, 2001 TO DECEMBER 31, 2003

-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

                                   PREFERRED     PREFERRED        COMMON          COMMON         RETAINED          TOTAL
                                    SHARES         STOCK          SHARES           STOCK         EARNINGS
                                                                                                 (DEFICIT)
-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

 BALANCE, DECEMBER 31, 2001                  -   $         -        5,000,000          5,000          (31,421)        (26,421)

 Net loss for the year ended
 December 31, 2002                                                                                    (23,110)        (23,110)
-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

 BALANCE,  DECEMBER 31, 2002                 -             -        5,000,000          5,000          (54,531)        (49,531)

================================ ============== ============= ================ ============== ================ ===============

 Common stock exchanged for
 convertible preferred stock         4,000,000         4,000       (4,000,000)        (4,000)                               -

 Net loss for the year ended
 December 31, 2003                                                                                   (211,600)       (211,600)
-------------------------------- -------------- ------------- ---------------- -------------- ---------------- ---------------

 BALANCE,  DECEMBER 31, 2003         4,000,000   $     4,000        1,000,000   $      1,000   $     (266,131)  $    (261,131)

================================ ============== ============= ================ ============== ================ ===============

                           CALIFORNIA CLEAN AIR, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      2003                2002
                                                                -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
                NET INCOME (LOSS)                               $       (211,600)  $         (23,110)
        DEPRECIATION EXPENSE                                               4,912                   -


        (INCREASE) DECREASE IN PREPAID EXPENSES (1,417)

             (INCREASE) DECREASE IN DEPOSITS                              (6,649)
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE                           39,903                   -

    Increase (decrease) in accrued payroll and payroll related
    liabilities                                                           25,860                   -

    Increase (decrease) in accrued state income taxes                        800                   -

                                                                 ----------------  ------------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (148,191)            (23,110)
CASH FLOWS FROM INVESTING ACTIVITIES

    NET SALE (PURCHASE) OF PROPERTY AND EQUIPMENT                       (101,208)                  -


    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (101,208)                  -
CASH FLOWS FROM FINANCING ACTIVITIES

    CHANGE IN CAPITALIZED LEASE OBLIGATIONS                               37,081                   -

    CHANGE IN NOTES PAYABLE TO RELATED PARTY                             215,603              23,110


    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  252,684              23,110


    NET INCREASE (DECREASE) IN CASH                                        3,285                   -

    CASH AT BEGINNING OF YEAR                                                  -                   -


    CASH AT END OF YEAR                                         $          3,285   $               -

    SUPPLEMENTAL  CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST                          $              -   $               -

    CASH PAID DURING YEAR FOR TAXES                             $              -   $               -

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003 (RESTATED)


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

General

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2003 (RESTATED)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

e. Advertising

The Company expenses the cost of advertising as it is incurred avertising expense was approximately $19,497 for the year ended December 31, 2003.

f. Estimates

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

g. Revenue Recognition and Deferred Revenue

Smog Centers generates revenue through vehicle test-only emissions facilities in the State of California under their Smog Check II program. Revenue is recognized when a sale is made.

h. Basic Earnings per Share

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

i. Income Taxes

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

j. Reporting Consolidated Comprehensive Income (Loss)

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

k.  Segment Reporting

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

l.  Principles of Consolidation

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

                                                            DECEMBER 31,
                                                                2003
                                                       -----------------------
                Office equipment                                $      11,708
                Equipment                                              89,500
                                                       -----------------------
                                                                $     101,208
                Less Accumulated Depreciation                          (4,912)
                                                       -----------------------
                Net Property and Equipment                      $      96,296
                                                       =======================

Depreciation for the year ending December 31, 2003 was $4,912.


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

                                                               DECEMBER 31,         DECEMBER 31,
                                                                   2003                 2002
                                                           -------------------- -------------------
NET INCOME (LOSS) FROM OPERATIONS                          $         (211,600)  $         (23,130)

BASIC INCOME / (LOSS) PER SHARE                            $            (0.08)  $           (0.00)
                                                           ==================== ===================

WEIGHED AVERAGE NUMBER OF SHARES OUTSTANDING                        2,621,918           5,000,000
                                                           ==================== ===================

                                                              DECEMBER 31,
                                                                   2003
                                                           --------------------

NET INCOME (LOSS) FROM OPERATIONS                          $         (211,600)

DILUTED INCOME / (LOSS) PER SHARE                          $            (0.03)
                                                           ====================

DILUTED WEIGHED AVERAGE NUMBER OF SHARES OUTSTANDING                7,378,082
                                                           ====================

As of December 31, 2003 there have not been any preferred dividends issued that would reduce earnings available to common shareholders.


NOTE 8.  INCOME TAXES

Deferred income taxes consisted of the following:

                                                     DECEMBER 31,
                                                 2003            2002
                                             --------------  -------------
    Deferred tax asset:
    Net operating loss carryover             $    266,131    $   (54,531)
                                             --------------  -------------
                                                  266,131         54,531
    Valuation allowance                          (266,131)       (54,531)

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003


                                             --------------  -------------
    Net deferred income taxes                        -0-            -0-
                                             ==============  =============


Net operating losses expire twenty years from the time they are incurred for federal tax purposes.


NOTE 9.  ASSET PURCHASE

On August 21, 2003, Smog Centers acquired all of the smog-testing assets for $60,000. These assets are currently used in the Company's Lemon Grove location, Broadway Smog Check The acquisition can be summarized as follows:

    Fair vale of vehicle emission Inspection equipment          $  60,000
                                                          ----------------
    Cash paid                                                   $  60,000
                                                          ================


NOTE 10.  OPERATING SEGMENTS

               FOR THE YEAR ENDED 2003                      CALIFORNIA               SMOG CENTERS OF
                                                          CLEAN AIR, INC.            CALIFORNIA, LLC
                                                     -------------------------- ---------------------------

      Total Revenue                                    $                    0     $             27,503
      Costs of Revenues                                                     0                  (20,863)
                                                     -------------------------- ---------------------------

      Gross Profit                                                          0                    6,640
      Total Operating Costs                                           (60,885)                (156,555)
                                                     -------------------------- ---------------------------

      Operating income (loss)                                         (60,885)                (149,915)

      Total other income & (expenses)                                       0                        0
                                                     -------------------------- ---------------------------
      Income (loss) before income tax
            and extraordinary items                    $              (60,885)    $           (149,915)
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

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized: 4,000,000 shares issued and outstanding.

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