Form 10KSB/A
period 2003-12-31
CALIFORNIA CLEAN AIR INC
filed 2004-07-15
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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


/s/ ARMANDO C. IBARRA, CPA
---------------------------------
ARMANDO C. IBARRA, CPA


March 31, 2004
June 22, 2004 (restated)
July 14, 2004 (restated - See Note 9)


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


NOTE 9.  RECLASSIFICATION OF GOODWILL TO EQUIPMENT

On August 21, 2003, Smog Centers acquired smog-testing assets for $60,000. These assets are currently used in the Company's Lemon Grove location, Broadway Smog Check.

The acquisition can be summarized as follows:

         Fair value of vehicle emission inspection equipment       $  60,000
                                                                -------------
         Cash paid                                                 $  60,000
                                                                =============

This transaction had previously been accounted for in the audited financial statements in the Company's Form 10-KSB for the fiscal year ending December 31, 2003, as a business combination, which included $20,000 in goodwill and $40,000 in equipment. Upon further review, it was determined that this transaction was an asset purchase and $20,000 in goodwill was reclassified as equipment. Amortization expense being recognized over a 3 year period was reclassified as depreciation expense being recognized over a 5 year period. The audited financial statements for the fiscal year ending December 31, 2003, were restated to reflect these changes. The impact on the financial statements was to decrease total operating costs by $6,514 since the depreciation expense recognition period of 5 years is longer than the amortization expense recognition period of 3 years. Because total operating costs decreased for the fiscal year ending December 31, 2003, assets reflected as of December 31, 2003, increased by $6,514.



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