Form 10KSB/A
period 2003-12-31
CALIFORNIA CLEAN AIR INC
filed 2004-07-29
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 4

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

Statement of Cash Flows for the years ended December 31, 2003 and 2002.......F-7

Notes to Financial Statements................................................F-8

                      371 "E" STREET, CHULA VISTA, CA 91910
                     TEL: (619) 422-1348 FAX: (619) 422-1465
         ---------- -------- --------
             A            C        I          ARMANDO C. IBARRA
                                         CERTIFIED PUBLIC ACCOUNTANTS
                                          A PROFESSIONAL CORPORATION
         ---------- -------- --------



Armando C. Ibarra, C.P.A.         Members of the California Society of Certified

Armando Ibarra, Jr., C.P.A., JD   Public Accountants

                                  Members of the American Institute of
                                  Certified Public Accountants

                                  Members of the Better Business Bureau since
                                  1997


To the Board of Directors
California Clean Air, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of California Clean Air, Inc. as of December 31, 2003 (restated) and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Clean Air, Inc. as of December 31, 2003 and 2002, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



----------------------------------
ARMANDO C. IBARRA, CPA


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