Form 10QSB
period 2004-06-30
CALIFORNIA CLEAN AIR INC
filed 2004-08-13
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange

            Act of 1934 for the quarterly period ended June 30, 2004

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

As of June 30, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value, was 1,000,000 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...........................................  3

         Consolidated Unaudited Balance Sheet as of June 30, 2004
                  and Audited Balance Sheet as of December 31, 2003......  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended June 30, 2004 and June 30, 2003
                  and for the First Half of 2004 and 2003................  4

         Consolidated Unaudited Statements of Cash Flows for the
                  First Half of 2004 and 2003.. .........................  5

         Notes to Consolidated Financial Statements......................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .......................................... 11

         Business Organization and Description .......................... 11

         Results of Operations for the Quarter Ended June 30, 2004
                  and the First Half of 2004 Compared to the Quarter
                  Ended June 30, 2003 and the First Half of 2003......... 12


ITEM 3.  CONTROLS AND PROCEDURES......................................... 13


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 14

INDEX TO EXHIBITS........................................................ 14

SIGNATURES............................................................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                              AS OF             AS OF
                                         JUNE 30, 2004   DECEMBER 31, 2003
                                          (Unaudited)        (Audited)
                                          ------------      ------------

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                  $      4,320       $      3,285
   Prepaid expenses                             3,611              1,417
                                          ------------      ------------
     TOTAL CURRENT ASSETS                       7,931              4,702

NET PROPERTY & EQUIPMENT                       86,176             96,296

OTHER ASSETS
   Deposits                                      6,798             6,649
                                          ------------      ------------
     TOTAL OTHER ASSETS                          6,798             6,649
                                          ------------      ------------
                  TOTAL ASSETS           $     100,905     $     107,647
                                          ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable                      $      38,336     $      39,903
   Accrued payroll and payroll
         related liabilities                    39,042            25,860
   Accrued state minimum franchise taxes         2,400               800
   Capitalized lease obligation
      - current portion                          5,904             5,471
                                          ------------      ------------
     TOTAL CURRENT LIABILITIES                  85,682            72,034
                                          ------------      ------------
LONG-TERM LIABILITIES
     Capitalized lease obligation               28,546            31,610
     Notes payable to related party            406,382           265,134
                                          ------------      ------------
     TOTAL LONG-TERM LIABILITIES               434,928           296,744
                                          ------------      ------------
TOTAL LIABILITIES                              520,610           368,778

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($0.001 par value),
    20,000,000 shares authorized;
    4,000,000 shares issued & outstanding        4,000             4,000
   Common stock ($0.001 par value),
    100,000,000 shares authorized;
    1,000,000 shares issued & outstanding        1,000             1,000
   Retained earnings (deficit)                (424,705)         (266,131)
                                          ------------      ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (419,705)         (261,131)
                                          ------------      ------------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY (DEFICIT)          $     100,905     $     107,647
                                          ============      ============

        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                SECOND QUARTER                FIRST HALF
                                ENDING JUNE 30              ENDING JUNE 30
                                 (Unaudited)                 (Unaudited)
                          ------------------------    ------------------------
                              2004         2003           2004          2003
                          -----------  -----------    -----------   -----------

SALES REVENUES            $   55,054   $        0     $  104,016    $        0
                          -----------  -----------    -----------   -----------
Total Revenues                55,054            0        104,016             0
                          -----------  -----------    -----------   -----------
COST OF REVENUES              25,998            0         50,832             0
                          -----------  -----------    -----------   -----------
GROSS PROFIT                  29,056            0         53,184             0
                          -----------  -----------    -----------   -----------
OPERATING COSTS
  Operating expenses          99,854       24,460        204,706        41,430
  Depreciation expense         5,060            0         10,121             0
                          -----------  -----------    -----------   -----------
Total Operating Costs        104,914       24,460        214,826        41,430
                          -----------  -----------    -----------   -----------

OPERATING INCOME (LOSS)      (75,858)     (24,460)      (161,641)      (41,430)

OTHER INCOME (LOSS)                0            0          4,667             0
                          -----------  -----------    -----------   -----------
INCOME (LOSS) BEFORE
   INCOME TAXES           $  (75,858)  $  (24,460)      (156,974)      (41,430)
                          -----------  -----------    -----------   -----------

INCOME TAX PROVISION               0            0          1,600            10
                          -----------  -----------    -----------   -----------

NET INCOME (LOSS)         $  (75,858)  $  (24,460)      (158,574)      (41,420)
                          -----------  -----------    -----------   -----------

BASIC EARNINGS
  (LOSS) PER SHARE        $    (0.08)  $   (0.005)    $    (0.16)   $   (0.008)
                          -----------  -----------    -----------   -----------

WEIGHTED AVERAGE NO. OF
COMMON SHARES OUTSTANDING  1,000,000    5,000,000      1,000,000     5,000,000
                          -----------  -----------    -----------   -----------

DILUTED EARNINGS
 (LOSS) PER SHARE         $    (0.01)                 $    (0.03)
                          -----------                 -----------
WEIGHTED AVERAGE OF
  DILUTED COMMON
  SHARES OUTSTANDING       5,000,000                   5,000,000
                          -----------                 -----------

        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FIRST HALF    FIRST HALF
                                                           2004          2003
                                                       (Unaudited)   (Unaudited)
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                   $ (158,574)   $  (41,440)

   DEPRECIATION EXPENSE                                    10,121

   (INCREASE) DECREASE IN PREPAID EXPENSES                 (2,195)

   (INCREASE) DECREASE IN DEPOSITS                           (149)

   INCREASE (DECREASE) IN ACCOUNTS PAYABLE                 (1,567)        7,100

   INCREASE (DECREASE) IN ACCRUED PAYROLL
         AND PAYROLL RELATED LIABILITIES                   13,182

   INCREASE (DECREASE) IN ACCRUED STATE
         MINIMUM FRANCHISE TAXES                            1,600            10
                                                        ---------     ---------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                     (137,582)      (34,330)


CASH FLOWS FROM INVESTING ACTIVITIES

   NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT                  0       (10,000)
                                                        ---------     ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             0             0


CASH FLOWS FROM FINANCING ACTIVITIES

  CHANGE IN CAPITALIZED LEASE OBLIGATIONS                  (2,631)

  CHANGE IN NOTES PAYABLE TO RELATED PARTY                141,248        44,437
                                                        ---------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       138,617        44,437
                                                        ---------     ---------

    NET INCREASE (DECREASE) IN CASH                         1,035           107
    CASH AT BEGINNING OF PERIOD                             3,285             0
                                                        ---------     ---------
    CASH AT END OF PERIOD                              $    4,320    $      107
                                                        =========     =========

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST                 $    2,763    $        0
    CASH PAID DURING YEAR FOR TAXES                    $        0    $        0

        The accompanying notes are an integral part of these statements.

                              CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

GENERAL
-------
California Clean Air, Inc. (the "Company") incorporated under the laws of the State of Nevada. From June 2, 2000, the date of original incorporation, until August 21, 2003, the Company was seeking a merger, exchange of capital stock, participation in an asset acquisition, or any other business combination with a domestic or foreign private business and had not commenced any formal business operations. The Company was considered to be in the development stage, and accounted and reported its activities using Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". On November 21, 2002, the Company organized Smog Centers of California, LLC ("Smog Centers"), an Oregon limited liability company. Smog Centers was organized to acquire, own and operate test-only vehicles emissions inspection facilities in the State of California under their Smog Check II program. The Company is the sole member of Smog Centers. On August 21, 2003, Smog Centers began operating a test-only vehicle emissions inspection facility. Smog Centers currently operates two test-only vehicle emissions inspection facilities.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. ACCOUNTING METHOD
   -----------------
The Company utilizes the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles
(GAAP). The Company has elected a December 31 year-end.

b. BASIS OF CONSOLIDATION
   ----------------------
Smog Centers is a wholly-owned subsidiary of the Company. The Company owns title to all assets and liabilities of the consolidated financial statements.

c. CASH EQUIVALENTS
   ----------------
The Company considers pending credit card sales transactions to be cash equivalents.

d. PROPERTY AND EQUIPMENT
   ----------------------
Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs, as well as renewals for minor amounts are charged to expenses. Renewals and betterments of substantial amounts are capitalized, and any replaced or disposed units are written off.


e. PRE-PAID ASSETS
   ---------------
Prepaid assets are comprised of smog testing equipment warranty and smog certificates. Equipment warranty is expensed using the straight-line method over the remaining warranty term. Equipment warranty expense was $849 for the quarter ending June 30, 2004, compared to $0 for the quarter ending June 30, 2003. Smog certificates are reflected at cost for the number of certificates on hand as of June 30, 2004.

f. ADVERTISING
   -----------
The Company expenses the cost of advertising as it is incurred. Advertising expense was $28,923 for the quarter ending June 30, 2004, and $0 for the quarter ending June 30, 2003.

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

Basic net loss per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

k. REPORTING CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
   --------------------------------------------------
The Company reports and displays consolidated comprehensive income (loss) and its components in the consolidated financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the reported period that result from recognized transactions and other economic events other than transactions with owners.

l. SEGMENT REPORTING
   -----------------
The Company reports information about operating segments and related disclosures about services and geographic areas using Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related

Information". The Company views its operations and manages its business in principally one segment, test-only vehicles emissions inspection facilities in the State of California.

m. PRINCIPLES OF CONSOLIDATION
   ---------------------------
The consolidated financial statements include the accounts of the Company (the parent) and Smog Centers (the subsidiary). The subsidiary is a wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements for the quarter ending June 30, 2004.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have an effect on the Company's consolidated financial statements for the quarter ending June 30, 2004.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarter ending June 30, 2004 was $5,060, compared to $0 for the quarter ending June 30, 2003.

                                                       June 30, 2004
                                                       -------------
         Office Equipment                               $   10,105
         Smog Testing Equipment                             89,500
         Tools                                               1,603
                                                       -------------
                                                        $  101,208
         Less Accumulated Depreciation                     (15,032)
                                                       -------------
         Net Property and Equipment                     $   86,176
                                                       =============

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers entered into a non-cancelable lease for the purchase of vehicle emissions testing equipment at its Escondido, California facility in October, 2003. Under the terms of the lease, Smog Centers is obligated to pay $899 per month through November, 2008. The lease obligation has been personally guaranteed by the Company's President, Stephen D. Wilson. Lease payments for the quarter ending June 30, 2004 totaled $2,697, compared to $0 the quarter ending June 30, 2003. Interest expense on the lease obligation for the quarter ending June 30, 2004 was $1,356, compared to $0 for the quarter ending June 30, 2003.

Aggregate minimum future lease payments under the capitalized lease as of June 30, 2004 are:

                 2004 (July through December)             $           5,394
                 2005                                                10,788
                 2006                                                10,788
                 2007                                                10,788
                 2008  (January through November)                     9,889
                                                          ------------------

           Total minimum lease payments                              47,647
           Less amount representing interest                         12,310
                                                          ------------------

           Present value of minimum lease payments        $          35,337
                                                          ==================

NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers entered into a non-cancelable assignment of lease for the smog station premises in Lemon Grove, California which requires monthly lease payments of $1,500 through July 1, 2006. Smog Centers entered into a non-cancelable lease for the smog station premises in Escondido, California, which requires monthly payments of $1,500 through November 15, 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. Smog Centers has options to extend the leases for both locations for an additional five (5) years.

Aggregate minimum future lease payments for the smog stations as of June 30, 2004, are:

                 2004 (July through December)                     $ 18,000
                 2005                                               36,000
                 2006                                               27,200
                 2007                                               20,500
                 2008                                               19,800
                                                          -----------------

           Total minimum lease payments                          $ 121,500
                                                          =================

Lease expense for the smog stations for the quarter ending June 30, 2004 was $9,000 compared to $0 for the quarter ending June 30, 2003.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Daniel M. Smith, husband of one of our controlling shareholders, and our President, Stephen D. Wilson, have advanced $406,382 on behalf of the company from inception through June 30, 2004. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire the smog station assets at the Company's Lemon Grove facility. The advances are reflected as "Notes Payable to Related Party" in the Company's financial statements and are non-interest bearing and due on demand. Mssrs. Smith and Wilson have agreed not to demand repayment until July 1, 2005, and only from revenue derived from operations.


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

                                            JUNE 30   DECEMBER 31,
                                             2004         2003
                                         (Unaudited)    (Audited)
                                        ------------  ------------
NET INCOME (LOSS)                       $  (158,574)  $  (211,600)
BASIC EARNINGS (LOSS) PER SHARE         $     (0.16)  $     (0.08)

                                        ============  ============
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                        1,000,000     2,621,918
                                        ============  ============

DILUTED EARNINGS (LOSS) PER SHARE       $     (0.03)  $     (0.03)

                                        ============  ============
WEIGHED AVERAGE NUMBER OF DILUTED
COMMON SHARES OUTSTANDING                 5,000,000     7,378,082
                                        ============  ============

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:
                                            AS OF        AS OF
                                           JUNE 30    DECEMBER 31,
                                             2004         2003
                                         (Unaudited)    (Audited)
                                        ------------  ------------
    Deferred tax asset:
    Net operating loss carryover        $  (424,705)  $  (266,131)
                                        ------------  ------------
                                            424,705       266,131
    Valuation allowance                    (424,705)     (266,131)
                                        ------------  ------------
    Net deferred income taxes                     0             0
                                        ============  ============

NOTE 9.  RECLASSIFICATION OF GOODWILL TO EQUIPMENT

The audited financial statements for the fiscal year ending December 31, 2003, were restated in the second quarter to reflect the reclassification of goodwill to equipment. The impact on the financial statements was to decrease total operating costs by $6,514 for the fiscal year ending December 31, 2003, since the depreciation expense recognition period of 5 years for equipment is longer than the amortization expense recognition period of 3 years for goodwill. Because total operating costs decreased for the fiscal year ending December 31, 2003, assets reflected as of December 31, 2003, increased by $6,514.

NOTE 10.  STOCKHOLDERS' EQUITY

Stockholders' equity as of June 30, 2004 consists of the following classes of capital stock:

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,000,000 shares issued and outstanding;

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding.

NOTE 11.  ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The Company has a non-qualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of June 30, 2004 there were no stock options issued or outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         BUSINESS ORGANIZATION & DESCRIPTION

We are in the business of owning and operating "test-only" vehicle emissions inspection facilities in California. As a result of the federal Clean Air Act of 1990, California adopted the Smog Check II program, which was designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately-owned and operated stations authorized to conduct vehicle emissions testing and are not permitted to make any vehicle repairs. We currently have two inspection facilities, which are located in Lemon Grove, California and Escondido, California. The stations are owned and operated by our wholly owned subsidiary, Smog Centers of California, LLC.

Our principal executive and administrative offices and those of Smog Centers of California, LLC are located at 3790 Via de la Valle, Suite 103, Del Mar, California 92014.

         RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND FIRST HALF OF 2004 AS COMPARED TO THE SECOND QUARTER AND FIRST HALF OF 2003:

Sales Revenues: For the second quarter of 2004, the Company had sales revenues of $55,054, compared to $0 in sales revenues for the second quarter of 2003. For the first half of 2004, the Company had sales revenues of $104,016, compared to $0 in sales revenues for the first half of 2003. The Company attributes the comparative increases in revenues to the operations of its two smog test-only stations, which were not operated by the Company until the third quarter of 2003.

Cost of Revenues: Cost of revenues is comprised of smog technician expenses, Vehicle Information Database transmission fees, and smog certificates. Cost of revenues for the second quarter of 2004 totaled $25,998 (47% of sales revenue), compared to $0 for the second quarter of 2003. Cost of revenues for the first half of 2004 totaled $50,832 (49% of sales revenue), compared to $0 for the first half of 2003. The cost of revenues increased because the Company operated two smog stations in the second quarter and first half of 2004, and had no operating stations in the second quarter or first half of 2003.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the second quarter of 2004 totaled $29,056 (53% of sales revenue), compared to $0 for the second quarter of 2003. Gross profit for the first half of 2004 totaled $53,184 (51% of sales revenue), compared to $0 for the first half of 2003. The comparative increases in gross profit are due to the fact that the Company had no sales revenues or cost of revenues during the first half of 2003 or the first quarter of 2003.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation. Operating costs for the second quarter of 2004 totaled $104,914, compared to $24,460 for the second quarter of 2003. Operating costs for the first half of 2004 totaled $214,826, compared to $41,430 for the first half of 2003. The comparative increases in operating costs are attributable to station operations and administrative expenses which were not incurred prior to August 21, 2003, when the Company was in the developmental stage.

Operating Loss: Operating loss is comprised of gross profit less operating costs. The Company's operating loss for the second quarter of 2004 totaled $75,858, compared to $24,460 for the second quarter of 2003. The Company's operating loss for the first half of 2004 totaled $161,641, compared to $41,430 for the first half of 2003. The comparative increases in operating loss are attributable station operating costs and administrative expenses which were not incurred prior to August 21, 2003, when the Company was in the development stage.

Other Income: The Company recognized other income of $0 in the second quarter of 2004, compared with $0 in the second quarter of 2003. The Company recognized other income of $4,667 in the first half of 2004, compared with $0 for the first half of 2003. The recognition of other income of $4,667 in the first half of 2004 resulted from the write-off of accounts payable and adjustments to income to accurately reflect asset balances.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus ordinary (non-operating) income. The Company's net loss before income taxes for the second quarter of 2004 totaled $75,858, compared to a net loss before income taxes of $24,460 for the second quarter of 2003. The Company's net loss before income taxes for the first half of 2004 totaled $156,974, compared to a net loss before income taxes of $41,430 for the first half of 2003. The comparative increases in the Company's net loss before income taxes from 2004 to 2003 are attributable to the commencement of smog station operations for the Lemon Grove and Escondido facilities, and administrative activity for the Company, since it was no longer in the development stage during the second quarter and first half of 2004 as it was during the second half and first quarter of 2003.

Income Tax Provision: The Company's income tax provision is $0 for the second quarter of 2004, as compared to $0 for the second quarter of 2003. The Company's income tax provision was $1,600 for the first half of 2004, compared to $10 for the first half of 2003. The comparative increase in the income tax provision from the first half of 2003 to the first half of 2004 is attributable to the accrual of California minimum franchise tax fees because the Company has commenced operations in California.

Net Loss: Net loss represents net income before income taxes less the income tax provision. The Company's net loss for the second quarter of 2004 totaled $75,858, compared to a net loss of $24,460 for the second quarter of 2003. The Company's net loss before income taxes for the first half of 2004 totaled $158,574, compared to a net loss before income taxes of $41,420 for the first half of 2003. The comparative increases in the Company's net loss from 2004 to 2003 are attributable to the commencement of smog station operations for the Lemon Grove and Escondido facilities, and administrative activity for the Company, since it was no longer in the development stage during the second quarter and first half of 2004 as it was during the second half and first quarter of 2003.


Liquidity And Capital Resources: During the first half of 2004, the Company used cash in operations of $137,582, compared to $34,330 for the first half of 2003. The comparative increase of $103,252 in cash used in operations during these periods is primarily attributable to the Company's commencement of business operations in the third quarter of 2003, and subsequently incurring administrative and smog station operating expenses relating thereto. Until August 21, 2003, the Company was in its development stage and had no active operations, and incurred expenses primarily related to compliance. During the first half of 2004, cash provided by financing activities totaled $138,617, compared to $44,437 for the first half of 2003. The comparative increase in cash provided by financing activities from 2003 to 2004 of $94,180 is attributable to a decrease of $2,631 in capitalized lease obligations and an increase in notes payable to related party of $96,811.


ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of June 30, 2004, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our two smog check stations and also serves as our Chief Financial Officer.

There was no significant change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Exhibits.

INDEX TO EXHIBITS:

EXHIBIT
NO.      DESCRIPTION
---      -----------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

There were no reports on Form 8-K for the quarter ending June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004           CALIFORNIA CLEAN AIR, INC.

                                By: /s/ STEPHEN D. WILSON
                                   ----------------------
                                Stephen D. Wilson
                                President, Chief Executive Officer,
                                Chief Financial Officer, Secretary