Form 10QSB
period 2004-09-30
CALIFORNIA CLEAN AIR INC
filed 2004-10-25
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange

            Act of 1934 for the quarterly period ended September 30, 2004

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.


                        Commission File Number: 000-31451
                        ---------------------------------

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

As of September 30, 2004, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 3,479,620 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ................................................ 3

         Consolidated Unaudited Balance Sheet as of September 30, 2004
                  and Audited Balance Sheet as of December 31, 2003........... 3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended September 30, 2004 and September 30, 2003
                  and for the First Nine Months of 2004 and 2003.............. 5

         Consolidated Unaudited Statements of Cash Flows for the
                  First Nine Months of 2004 and 2003.......................... 6

         Notes to Consolidated Financial Statements........................... 7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...............................................13

         Business Organization and Description ...............................13

         Results of Operations for the Quarter Ended September 30, 2004 and the First Nine Months of 2004 Compared to the Quarter Ended September 30, 2003 and the First Nine Months of 2003..14


ITEM 3.  CONTROLS AND PROCEDURES..............................................16


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS ............................................................17

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                 AS OF               AS OF
                                            SEPTEMBER 30,2004   DECEMBER 31,2003
                                              (Unaudited)          (Audited)
                                            -----------------   ----------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                        $      90,175      $       3,285
   Prepaid expenses                                    2,890              1,417
                                            -----------------   ----------------
     TOTAL CURRENT ASSETS                             93,065              4,702


NET PROPERTY & EQUIPMENT                              81,116             96,296

OTHER ASSETS

   Deposits                                            6,798              6,649
                                            -----------------   ----------------
     TOTAL OTHER ASSETS                                6,798              6,649
                                            -----------------   ----------------
                  TOTAL ASSETS                 $     180,979      $     107,647
                                            =================   ================

        The accompanying notes are an integral part of these statements.

                                              AS OF                  AS OF
                                        SEPTEMBER 30,2004       DECEMBER 31,2003
                                           (Unaudited)             (Audited)
                                        -----------------       ----------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable                        $      20,736          $      39,903
   Accrued payroll and payroll
         related liabilities                      74,567                 25,860
   Accrued state minimum franchise taxes           2,400                    800
   Capitalized lease obligation
      - current portion                            6,133                  5,471
   Note payable to related party                 123,157                      0
                                        -----------------       ----------------
     TOTAL CURRENT LIABILITIES                   226,993                 72,034
                                        -----------------       ----------------

LONG-TERM LIABILITIES
     Capitalized lease obligation                 26,923                 31,610
     Notes payable to related party                    0                265,134
                                        -----------------       ----------------
     TOTAL LONG-TERM LIABILITIES                  26,923                296,744
                                        -----------------       ----------------
TOTAL LIABILITIES                                253,916                368,778



STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($0.001 par value),
   20,000,000 shares authorized;
   4,000,000 shares issued & outstanding           4,000                  4,000
   as of September 30, 2004

   Common stock ($0.001 par value),
   100,000,000 shares authorized;
   1,000,000 and 3,479,620 shares
   issued & outstanding as of
   December 31, 2003 and
   September 30, 2004, respectively                3,480                  1,000
   Additional Paid-In Capital                  2,477,140                      0

   Retained earnings (deficit)                (2,557,557)              (266,131)
                                        -----------------       ----------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (72,937)              (261,131)
                                        -----------------       ----------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)             $     180,979          $     107,647
                                        =================       ================

        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  THREE MONTHS               NINE MONTHS
                              ENDING SEPTEMBER 30        ENDING SEPTEMBER 30
                                  (Unaudited)                (Unaudited)
                          --------------------------  -------------------------
                            2004              2003      2004             2003
                          --------          --------  --------         --------

SALES REVENUES            $     51,773   $     3,334  $   155,790   $     3,334
                          ------------   -----------  -----------   -----------
Total Revenues                  51,773         3,334      155,790         3,334
                          ------------   -----------  -----------   -----------
COST OF REVENUES                27,036         6,054       77,868         6,054
                          ------------   -----------  -----------   -----------
GROSS PROFIT                    24,737        (2,720)      77,922        (2,720)
                          ------------   -----------  -----------   -----------
OPERATING COSTS
  Operating expenses         2,152,530        82,747    2,357,235       125,279
  Depreciation expense           5,060             0       15,180             0
                          ------------   -----------  -----------   -----------
Total Operating Costs        2,157,590        82,747    2,372,415       125,279
                          ------------   -----------  -----------   -----------

OPERATING INCOME (LOSS)     (2,132,853)      (85,467)  (2,294,493)     (127,999)

OTHER INCOME (LOSS)                  0             0        4,667             0
                          ------------   -----------  -----------   -----------
INCOME (LOSS) BEFORE
   INCOME TAXES           $ (2,132,853)  $   (85,467) $(2,289,826)  $  (127,999)
                          ------------   -----------  -----------   -----------

INCOME TAX PROVISION                 0             0        1,600            10
                          ------------   -----------  -----------   -----------

NET INCOME (LOSS)         $ (2,132,853)  $   (85,467) $(2,291,426)  $  (128,009)
                          ------------   -----------  -----------   -----------
BASIC EARNINGS
  (LOSS) PER SHARE        $      (1.43)  $    (0.085) $     (1.97)  $    (0.128)
                          ------------   -----------  -----------   -----------

WEIGHTED AVERAGE NO. OF
COMMON SHARES OUTSTANDING    1,490,202     1,000,000    1,164,593     1,000,000
                          ------------   -----------  -----------   -----------

DILUTED EARNINGS
 (LOSS) PER SHARE         $      (0.39)               $     (0.44)
                          ------------                -----------
DILUTED COMMON
  SHARES OUTSTANDING         5,490,202                  5,164,593
                          ------------                -----------

        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDING
                                                     2004              2003
                                                 (Unaudited)       (Unaudited)
                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                            $ (2,291,426)    $    (126,907)
   DEPRECIATION EXPENSE                               15,180               500
   (INCREASE) DECREASE IN PREPAID EXPENSES            (1,473)
   (INCREASE) DECREASE IN DEPOSITS                      (149)             (566)
   INCREASE (DECREASE) IN ACCOUNTS PAYABLE           (19,167)           15,353
   NON-CASH COMPENSATION EXPENSE                   2,055,000
   INCREASE (DECREASE) IN ACCRUED PAYROLL
         AND PAYROLL RELATED LIABILITIES              48,708             6,000
   INCREASE (DECREASE) IN ACCRUED STATE
         MINIMUM FRANCHISE TAXES                       1,600                10
                                                -------------     -------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                (191,728)         (105,610)


CASH FLOWS FROM INVESTING ACTIVITIES

   NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT             0           (60,000)
                                                -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        0           (60,000)


CASH FLOWS FROM FINANCING ACTIVITIES

  NOTE PAYABLE EXCHANGED FOR COMMON STOCK            293,800
  CHANGE IN CAPITALIZED LEASE OBLIGATIONS             (4,025)
  CHANGE IN NOTES PAYABLE TO RELATED PARTY          (141,977)          166,602
  PROCEEDS FROM STOCK ISSUANCES                      130,820
                                                -------------     -------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                278,618           166,602
                                                -------------     -------------


    NET INCREASE (DECREASE) IN CASH                   86,890               992
    CASH AT BEGINNING OF PERIOD                        3,285                 0
                                                -------------     -------------
      CASH AT END OF PERIOD                     $     90,175      $        992
                                                =============     =============

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST          $      4,067      $          0
    CASH PAID DURING YEAR FOR TAXES             $        614      $          0

         The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

b.       BASIS OF CONSOLIDATION
         ----------------------
Smog Centers is a wholly-owned subsidiary of the Company. The Company owns all assets and liabilities of the consolidated financial statements.

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

e.       PRE-PAID ASSETS
         ---------------
Prepaid assets are comprised of smog testing equipment warranty, smog certificates and certain fees. Equipment warranty is expensed using the straight-line method over the remaining warranty term. Equipment warranty expense was $849 for the quarter ending September 30, 2004, compared to $850 for the quarter ending September 30, 2003. Smog certificates are reflected at cost for the number of certificates on hand as of September 30, 2004.

f.       ADVERTISING
         -----------
The Company expenses the cost of advertising as it is incurred. Advertising expense was $21,856 for the quarter ending September 30, 2004, and $4,077 for the quarter ending September 30, 2003.

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

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if preferred stock were converted into common stock. There were no adjustments to net loss in the calculation of both basic and diluted net loss per share for all periods presented.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material effect on the Company's consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9". SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have a material effect on the Companies consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.


NOTE 3. PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarter ending September 30, 2004 was $5,060, compared to $566 for the quarter ending September 30, 2003.
                                                   September 30, 2004
                                                   -------------
         Office Equipment                          $       8,060
         Smog Testing Equipment                           76,700
         Tools                                             1,416
                                                   -------------
                                                   $      86,176
         Less Accumulated Depreciation                    (5,060)
                                                   -------------
         Net Property and Equipment                $      81,116
                                                   =============

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers entered into a non-cancelable lease for the purchase of vehicle emissions testing equipment at its Escondido, California facility in October, 2003. Under the terms of the lease, Smog Centers is obligated to pay $899 per month through November, 2008. The lease obligation has been personally guaranteed by the Company's President, Stephen D. Wilson. Lease payments for the quarter ending September 30, 2004 totaled $2,697, compared to $0 the quarter ending September 30, 2003. Interest expense on the lease obligation for the quarter ending September 30, 2004 was $1,304, compared to $0 for the quarter ending September 30, 2003.

Aggregate minimum future lease payments under the capitalized lease as of September 30, 2004 are:

                 2004                                     $           2,697
                 2005                                                10,788
                 2006                                                10,788
                 2007                                                10,788
                 2008                                                 9,889
                                                          -----------------

           Total minimum lease payments                   $          44,950
           Less amount representing interest                         11,006
                                                          -----------------

           Present value of minimum lease payments        $          33,944
                                                          =================

NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers entered into a non-cancelable assignment of lease for the smog station premises in Lemon Grove, California which requires monthly lease payments of $1,500 through July 1, 2006. Smog Centers entered into a non-cancelable lease for the smog station premises in Escondido, California, which requires monthly payments of $1,500 through November 15, 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. Smog Centers has options to extend the leases for both locations for an additional five (5) years. Aggregate minimum future lease payments for the smog stations as of September 30, 2004, are:

                 2004                                     $          9,000
                 2005                                               36,000
                 2006                                               27,200
                 2007                                               20,500
                 2008                                               19,800
                                                          ----------------
           Total minimum lease payments                   $        112,500
                                                          ================

Lease expense for the smog stations for the quarter ending September 30, 2004 was $9,000 compared to $4,500 for the quarter ending September 30, 2003.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Note Payable to Related Party totaled $123,157 as of September 30, 2004. The Note Payable is owed to our President, Stephen D. Wilson, who has advanced funds for administrative and operating expenses. The Note Payable is non-interest bearing and is due on demand. Mr. Wilson has agreed not to demand repayment until July 1, 2005, and only from revenue derived from operations. This obligation has been reclassified as a current liability in the Company's financial statements. During the third quarter ending September 30, 2004, the Note Payable to Daniel Smith, the husband of one of the controlling shareholders, was extinguished by the issuance of 293,800 shares of common stock.

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

                                          FOR THE 9 MONTHS       FOR THE YEAR
                                               ENDED                ENDED
                                           SEPT 30, 2004         DEC 31, 2003
                                            (Unaudited)           (Audited)
                                        -------------------- -------------------
NET INCOME (LOSS)                       $        (2,291,426) $         (211,600)
BASIC EARNINGS (LOSS) PER SHARE         $             (1.97) $            (0.08)
                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                1,164,593           2,621,918
                                        ==================== ===================

DILUTED EARNINGS (LOSS) PER SHARE       $             (0.44) $            (0.03)
                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF DILUTED
COMMON SHARES OUTSTANDING                         5,164,593           7,378,082
                                        ==================== ===================

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                                    AS OF           AS OF
                                                SEPTEMBER 30,    DECEMBER 31,
                                                     2004            2003
                                                 (Unaudited)      (Audited)
                                                --------------   ------------
    Deferred tax asset:
    Net operating loss carryover                $  (2,557,557)   $  (266,131)
                                                --------------   ------------
                                                    2,557,557        266,131
    Valuation allowance                            (2,557,557)      (266,131)
                                                --------------   ------------
    Net deferred income taxes                               0              0
                                                ==============   ============

NOTE 9.  STOCKHOLDERS' EQUITY

The following table summarizes the Company's common and preferred stock activity during the nine months ended September 30, 2004:

                                 Common Stock                 Series A Preferred Stock
                        (100,000,000 shares authorized)    (20,000,000 shares authorized)
                            Issued and Outstanding            Issued and Outstanding

Balance at
December 31, 2003               1,000,000                           4,000,000

Stock Issued                    2,479,620                                   0

Balance At
December 31, 2004               3,479,620                           4,000,000

Each share of common stock is entitled to one vote on all matters to be voted on by the stockholders. Each share of Series A preferred stock is entitled to ten votes on all matters to be voted on by the stockholders. Series A Preferred Stock is convertible into common stock on a one-for-one basis. There are no cumulative voting rights.

NOTE 10.  ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The Company has a non-qualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2004 there were no stock options issued or outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         BUSINESS ORGANIZATION & DESCRIPTION

We are in the business of owning and operating test-only vehicle emissions inspection facilities in California. As a result of the federal Clean Air Act of 1990, California adopted the Smog Check II program, which was designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. Test-only vehicle emissions inspection facilities are privately-owned and operated stations authorized to conduct vehicle emissions testing and are not permitted to make any vehicle repairs. We currently have two inspection facilities, which are located in Lemon Grove, California and Escondido, California. The stations are owned and operated by our wholly owned subsidiary, Smog Centers of California, LLC.

Our principal executive and administrative offices and those of Smog Centers of California, LLC are located at 3790 Via de la Valle, Suite 103, Del Mar, California 92014.

         RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 2004 AS COMPARED TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 2003:

Sales Revenues: For the third quarter of 2004, the Company had sales revenues of $51,773, compared to $3,334 in sales revenues for the third quarter of 2003. For the first nine months of 2004, the Company had sales revenues of $155,790, compared to $3,334 in sales revenues for the first nine months of 2003. The Company attributes the comparative increases in revenues to the operations of its two smog test-only stations. The Company's Lemon Grove facility commenced operations in the last month of the third quarter of 2003, and the Company's Escondido facility commenced operations in the fourth quarter of 2003.

Cost of Revenues: Cost of revenues is comprised of smog technician expenses, Vehicle Information Database transmission fees, and smog certificates. Cost of revenues for the third quarter of 2004 totaled $27,036 (52% of sales revenue), compared to $6,054 for the third quarter of 2003. Cost of revenues for the first nine months of 2004 totaled $77,868 (50% of sales revenue), compared to $6,054 for the first nine months of 2003. The cost of revenues increased due to the operations of the Company's two smog test-only stations. The Company's Lemon Grove facility commenced operations in the last month of the third quarter of 2003, and the Company's Escondido facility commenced operations in the fourth quarter of 2003.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the third quarter of 2004 totaled $24,737 (48% of sales revenue), compared to a gross loss of $2,720 for the third quarter of 2003. Gross profit for the first nine months of 2004 totaled $77,922 (50% of sales revenue), compared to a net loss of $2,720 for the first nine months of 2003. The comparative increases in gross profit are due to the fact that the Company opened its two smog test-only stations in the last month of the third quarter of 2003, and the fourth quarter of 2003.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation. Operating costs for the third quarter of 2004 totaled $2,157,590, compared to $82,747 for the third quarter of 2003. Operating costs for the first nine months of 2004 totaled $2,372,415, compared to $125,279 for the first nine months of 2003. The comparative increases in operating costs are primarily attributable to stock based compensation expenses for consultants incurred in the third quarter of 2004, which totaled $2,055,000, as compared to $0 in the third quarter of 2003, and to station operating costs and administrative expenses incurred subsequent to the opening of the Company's two smog test-only stations in the third quarter and fourth quarter of 2003. Operating expenses for the third quarter of 2004 (exclusive of stock based compensation expenses totaling $2,055,000) were $102,590 as compared to $82,747 for the third quarter of 2003.


Operating Loss: Operating loss is comprised of gross profit less operating costs. The Company's operating loss for the third quarter of 2004 totaled $2,132,853, compared to $85,467 for the third quarter of 2003. The Company's operating loss for the first nine months of 2004 totaled $2,294,493, compared to $127,999 for the first nine months of 2003. The comparative increases in operating loss are attributable to stock based compensation expenses incurred in the third quarter of 2004 which were not incurred in 2003, and to station operating costs and administrative expenses incurred subsequent to the opening of the Company's two smog test-only stations in the third quarter and fourth quarter of 2003.

Other Income: The Company recognized other income of $0 in the third quarter of 2004, compared with $0 in the third quarter of 2003. The Company recognized other income of $4,667 in the first nine months of 2004, compared with $0 for the first nine months of 2003. The recognition of other income of $4,667 in the first nine months of 2004 resulted from the write-off of accounts payable and adjustments to income to accurately reflect asset balances.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus ordinary (non-operating) income. The Company's net loss before income taxes for the third quarter of 2004 totaled $2,132,853, compared to a net loss before income taxes of $85,467 for the third quarter of 2003. The Company's net loss before income taxes for the first nine months of 2004 totaled $2,289,826, compared to a net loss before income taxes of $127,999 for the first nine months of 2003. The comparative increases in the Company's net loss before income taxes from 2004 to 2003 are attributable to stock based compensation expenses incurred in the third quarter of 2004 which were not incurred in 2003, and to station operating costs and administrative expenses incurred subsequent to the opening of the Company's two smog test-only stations in the third quarter and fourth quarter of 2003.

Income Tax Provision: The Company's income tax provision is $0 for the third quarter of 2004, as compared to $0 for the third quarter of 2003. The Company's income tax provision was $1,600 for the first nine months of 2004, compared to $10 for the first nine months of 2003. The comparative increase in the income tax provision from the first nine months of 2003 to the first nine months of 2004 is attributable to the accrual of California minimum franchise tax fees because the Company has commenced operations in California.

Net Loss: Net loss represents net income before income taxes less the income tax provision. The Company's net loss for the third quarter of 2004 totaled $2,132,853, compared to a net loss of $85,467 for the third quarter of 2003. The Company's net loss before income taxes for the first nine months of 2004 totaled $2,291,426, compared to a net loss before income taxes of $128,009 for the first nine months of 2003. The comparative increases in the Company's net loss from 2004 to 2003 are attributable to stock based compensation expenses incurred in the third quarter of 2004 which were not incurred in 2003, and to station operating costs and administrative expenses incurred subsequent to the opening of the Company's two smog test-only stations in the third quarter and fourth quarter of 2003.

Basic Loss Per Common Share: Basic loss per common share is computed by dividing net loss by the weighted average number of common shares of stock outstanding during the period. The weighted average number of common shares outstanding was 1,490,202 for the quarter ended September 30, 2004 and 1,000,000 for the quarter ended September 30, 2003. The basic loss per common share was $1.43 for the quarter ended September 30, 2004, and $0.085 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the weighted average number of shares of common stock outstanding was 1,164,593, as compared to 1,000,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the basic loss per common share was $1.97, as compared to $0.128 for the nine months ended September 30, 2003.

Diluted Loss Per Share: Diluted loss per common share is calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share. The weighted average of diluted common shares outstanding was 5,490,202 for the quarter ended September 30, 2004 and 5,164,593 for the nine months ended September 30, 2004. The diluted loss per share for the quarter ending September 30, 2004 was $0.39, and the diluted loss per share for the nine months ending September 30, 2004 was $0.44.

Changes In Equity: As of June 30, 2004, the Company had 1,000,000 shares of common stock outstanding. During the third quarter of 2004, the Company issued 424,620 shares of common stock in exchange for cash proceeds of $130,820 and satisfaction of $293,800 in Note Payable to Related Party, Daniel M. Smith, the husband of one of our controlling shareholders. During the third quarter of 2004, the Company also issued 2,055,000 shares of common stock in exchange for consulting services provided by Mr. Smith. As of September 30, 2004, the Company had 3,479,620 shares of common stock outstanding. The Company did not issue any shares of preferred stock during the third quarter of 2004. As of June 30, 2004 and September 30, 2004, the Company had 4,000,000 shares of preferred stock outstanding.

Liquidity And Capital Resources: During the first nine months of 2004, the Company used cash in operations of $191,728, compared to $105,610 for the first nine months of 2003. The comparative increase of $86,118 in cash used in operations during these periods is primarily attributable to the Company's commencement of business operations in the third quarter of 2003, and subsequently incurring administrative and smog station operating expenses relating thereto. During the first nine months of 2004, cash used in investing activities totaled $0 as compared with cash used in investing activities during the first nine months of 2003 totaling $60,000. The comparative decrease of $60,000 in cash used in investing activities between 2004 and 2003 is attributable to the Company's purchase of smog station assets in the first nine months of 2003 for $60,000. During the first nine months of 2004, cash provided by financing activities totaled $278,618, compared to $166,602 for the first nine months of 2003. The net comparative increase in cash provided by financing activities from 2003 to 2004 of $112,016 is attributable to a decrease of $4,025 in capitalized lease obligations, a decrease of $141,977 in notes payable to related party, an increase of $293,800 in exchanging note payable to related party for stock, and an increase of $130,820 in proceeds from the sale of stock. Cash on hand at the end of the nine months ending September 30, 2004 totaled $90,175, as compared to cash on hand at the end of the nine months ending September 30, 2003 which totaled $992. The Company has paid $4,067 in interest for the nine months ended September 30, 2004, as compared to $0 paid in interest for the nine months ended September 30, 2003. The comparative increase of $4,067 in interest paid between 2004 and 2003 is attributable to the interest the Company paid on the lease for the smog testing equipment at its Escondido facility. The Company entered into the lease in the fourth quarter of 2003.

ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of September 30, 2004, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our two smog check stations and also serves as our Chief Financial Officer.

There was no significant change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ending September 30,

2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following documents are filed as part of this report:

EXHIBIT
NO.      DESCRIPTION
-------  -----------

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

Date: October 25, 2004           CALIFORNIA CLEAN AIR, INC.

                                 By: /s/ Stephen D. Wilson
                                 President, Chief Executive Officer,
                                 Chief Financial Officer, Secretary