Form 10KSB
period 2004-12-31
CALIFORNIA CLEAN AIR INC
filed 2005-04-15
CIK 1119697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act Of 1934 for the fiscal year ended December 31, 2004.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.


         Commission file number: 000-31451
                                 ---------

                           CALIFORNIA CLEAN AIR, INC.
                           --------------------------
                 (Name of small business issuer in its charter)



             NEVADA                                              75-3090496
             ------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



            2434 VINEYARD AVE, SUITE 101, ESCONDIDO, CALIFORNIA 92029
          ------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                    Issuer's telephone number (760) 494-6497
                                              ----- --------


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

Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Issuer's revenues for its most recent fiscal year were $201,644.

         The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was
sold as of      N/A            was    N/A         .
           -------------------     ---------------

         As of April 11, 2005 the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420.


DOCUMENTS INCORPORATED BY REFERENCE: Prospectus filed on August 9, 2004 pursuant to Rule 424(b) of the Securities Act of 1933.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................4

ITEM 2.  DESCRIPTION OF PROPERTY...............................................9

ITEM 3.  LEGAL PROCEEDINGS.....................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................10

ITEM 7.  FINANCIAL STATEMENTS.................................................11

         Auditor's Report.....................................................12

         Balance Sheets as of December 31, 2004 and 2003......................13

         Statement of Operations for the years ended December 31, 2004 and
         2003.................................................................15

         Statement of Changes in Stockholder's Equity for the years ended
         December 31, 2004 and 2003...........................................16

         Statement of Cash Flows for the years ended December 31, 2004 and
         2003.................................................................17

         Notes to Financial Statements........................................18
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................29

ITEM 8A. CONTROLS AND PROCEDURES..............................................29

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................30

ITEM 10. EXECUTIVE COMPENSATION...............................................31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS..........................................32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................32

ITEM 13. EXHIBITS ............................................................32

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................33

SIGNATURES....................................................................33

INDEX TO EXHIBITS.............................................................34

--------------------------------------------------------------------------------
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

         Smog Centers of California, LLC was organized as an Oregon limited liability company on November 21, 2002. It was registered to do business in California effective December 10, 2002. We are the sole member of Smog Centers of California LLC through the ownership of all of the outstanding ownership interests. Mr. Stephen D. Wilson, our President, is the manager of Smog Centers of California LLC.

         Our principal executive and administrative offices and those of Smog Centers of California, LLC are located at 2434 Vineyard Ave, Suite 101, Escondido, California 92029.

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

         BAR sends three types of vehicles to test-only facilities. The first type are motor vehicles which are more likely to fail a smog check; the second type are those designated as "gross polluters", which are vehicles that failed an initial smog check at double the maximum emissions levels and have since been repaired. These are vehicles will be directed to test-only facilities to have their repairs verified before the vehicle can be registered. Thirdly, BAR directs 1.9% of registered vehicles at random to test-only facilities.

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

            or

         f. Possess a certificate in Automotive Technology from a state accredited or recognized college, public school or trade school with a minimum of 360 hours of course work in the engine performance area, and successful completion of BAR's Basic Clean Air Course within the last 24 months

         Update training is also required for the technicians to maintain their license. An applicant for an initial or renewal license must provide proof of successful completion of BAR's certified OBDII update training course. Update training courses may be up to 20 hours. The technician must pass the 8-Hour
BAR97 Transition Class. Although this is not a prerequisite to take the licensing examination, the Class must be passed before the technician will be given access to the BAR97 Emissions Inspection System.

         COMPANY'S SMOG CHECK FACILITIES

         The Smog Check stations will be owned and operated by us through our affiliated company, Smog Centers of California LLC. Our facilities will consist of "test-only" stations. These stations will either be purchased from existing owner-operators or will be facilities leased and equipped by Smog Centers of California, LLC.

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

         As previously described, we operate two smog test-only stations in Lemon Grove and Escondido, California, respectively. Both of these properties are leased from third-party lessors. In addition, our principal executive and administrative offices and those of Smog Centers of California, LLC are located at 2434 Vineyard Ave, Suite 101, Escondido, California 92029.

ITEM  3.          LEGAL PROCEEDINGS

         We are not a party to any legal proceeding.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

                                     PART II

ITEM  5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At the present time, our common stock is not traded on any market. We intend to make application to NASD in order to have our common stock quoted on the OTC Bulletin Board.

         RECORD HOLDERS

         There is only one class of common stock. As of April 11, 2005, there are 242 shareholders of record for the Company's common stock and a total of 4,822,420 shares of common stock issued and outstanding.

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

         DIVIDENDS

         We have not declared any dividends since our inception. We intend to declare and pay dividends to our shareholders from the distributions to be made to us by Smog Centers of California, LLC. We are dependent on the distributions from Smog Centers of California, LLC in order to have the funds necessary to pay dividends. Though we control the affairs of Smog Centers of California, LLC and therefore are able to decide when it will make distributions to us, we cannot predict when dividends will be paid or the amount and frequency of those dividends.

         RECENT SALES OF UNREGISTERED SECURITIES

         We did not sale unregistered securities in 2004.


ITEM  6.          PLAN OF OPERATION

         From inception until September 2003, we did not have any formal business operations and no revenues from operations. All activities during that time were devoted toward identifying business opportunities. All expenses from inception to September 2003 consisted of organizational and regulatory compliance costs, which have been advanced by Daniel M. Smith, the husband of one of our controlling shareholders and our President, Stephen D. Wilson. These advances are reflected in our financial statements as "payable to related party" in the amount of $ . These advances are non-interest bearing and are due on demand. Mr. Smith and Mr. Wilson have each agreed not to demand repayment until sufficient funds are available from either this offering or from revenues derived from operations.

         As of December 31, 2004, we had minimal cash on hand in the amount of $31,414. In order to expand our business, we will need to obtain financing during the next twelve months. The Lemon Grove and Escondido stations currently operated by Smog Centers of California, LLC, generate revenues which are utilized for station operating expenses. It is anticipated that additional cash requirements for Lemon Grove during the next twelve months will be minimal. There may even be some revenue generated by Lemon Grove which can be utilized for the Escondido station's operating expenses.

         Additional funding will be required until the company reaches the breakeven point. If we are unable to realize sufficient proceeds from our offering and cash flow from the Lemon Grove and Escondido stations is not sufficient to cover the company's operating expenses, we would request funding from Daniel M. Smith and Stephen D. Wilson. If none of these contingencies is sufficient to cover the cash shortfall, the company will do what it needs to do to survive.

         We do not incur product research and development expenses. We do not expect to purchase any plant or significant equipment during the next twelve months unless we acquire or build out new stations with proceeds from this offering. For each station we put into operation, we will need to employ one licensed smog technician.

ITEM  7.          FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Auditor's Report.............................................................12

Balance Sheets as of December 31, 2004 and  2003.............................13

Statement of Operations for the years ended December 31, 2004 and  2003......15

Statement of Changes in Stockholder's Equity for the years ended December 31,
2004 and 2003................................................................16

Statement of Cash Flows for the years ended December 31, 2003 and 2002.......17

Notes to Financial Statements................................................18

         ---------- -------- ------- ----------------------------------
                                             ARMANDO C. IBARRA
             A         C        I        Certified Public Accountants
                                          A Professional Corporation
         ---------- -------- ------- ----------------------------------



Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                             Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the American Institute of
                                             Certified Public Accountants
                                            Registered with the Public Company
                                             Accounting Oversight Board



To the Board of Directors
California Clean Air, Inc.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of California Clean Air, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Clean Air, Inc. as of December 31, 2004 and 2003, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ ARMANDO C. IBARRA
--------------------------
ARMANDO C. IBARRA, CPA

March 4, 2005
Chula Vista, Ca. 91910

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                             AS OF            AS OF
                                          DECEMBER 31,      DECEMBER 31,
                                              2004             2003

                                          ------------      ------------


CURRENT ASSETS

   Cash                                  $     31,414      $      3,285

   Prepaid expenses                             2,076             1,417

                                          ------------      ------------


     TOTAL CURRENT ASSETS                      33,490             4,702


NET PROPERTY & EQUIPMENT                       76,055            96,296

OTHER ASSETS

      Deposits                                 12,123             6,649

                                          ------------      ------------


     TOTAL OTHER ASSETS                        12,123             6,649

                                          ------------      ------------


                  TOTAL ASSETS           $    121,668      $    107,647

                                          ============      ============

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    AS OF
                                                   DECEMBER 31,    DECEMBER 31,
                                                      2004            2003

                                                   ------------    ------------
CURRENT LIABILITIES
   Accounts payable                                 $     9,309     $    39,903
   Accrued payroll and payroll related liabilities            -          25,860
   Accrued state income taxes                             2,400             800
   Capitalized lease obligation - current portion         6,372           5,471
   Notes payable to related party                       123,164         265,134
                                                   ------------    ------------

     TOTAL CURRENT LIABILITIES                          141,245         337,168

LONG-TERM LIABILITIES
   Capitalized lease obligation                          25,238          31,610
                                                   ------------    ------------

     TOTAL LONG-TERM LIABILITIES                         25,238          31,610
                                                   ------------    ------------

TOTAL LIABILITIES                                       166,483         368,778

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ( $0.001 par value,
20,000,000 shares authorized;
4,000,000 shares issued and outstanding as of
December 31, 2003)                                        4,000           4,000
Common stock ( $0.001 par value,
100,000,000 shares authorized;
1,000,000 and 5,000,000 shares issued and
outstanding as of December 31, 2003 and 2002,
respectively)                                             3,953           1,000
Additional paid-in capital
   Retained earnings (deficit)                       (3,003,255)       (266,131)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (44,815)       (261,131)

TOTAL LIABILITIES                                  ------------    ------------
  & STOCKHOLDERS' EQUITY (DEFICIT)                 $    121,668     $   107,647
                                                   ============    ============

                           CALIFORNIA CLEAN AIR, INC.
                            STATEMENTS OF OPERATIONS

                                         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,
                                            2004            2003
                                        ------------    ------------
REVENUES
   Sales                               $    201,644    $     27,503
                                        ------------    ------------
Total Revenues                              201,644          27,503
                                        ------------    ------------

COST OF REVENUES                            116,307          20,863
                                        ------------    ------------

GROSS PROFIT                                 85,337           6,640
                                        ------------    ------------
OPERATING COSTS
   Operating expenses                     2,686,951         193,031
   Advertising expense                      110,029          19,497
   Depreciation expense                      20,242           4,912
                                        ------------    ------------

Total Operating Costs                     2,817,222         217,440
                                        ------------    ------------

OPERATING INCOME (LOSS)                  (2,731,885)       (210,800)
                                        ------------    ------------
OTHER INCOME & (EXPENSES)

   Other income                               4,667               -
   Interest expense                          (9,106)              -
                                        ------------    ------------
Total Other Income & (Expenses)              (4,439)              -
                                        ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES      $ (2,736,324)     $ (210,800)
                                        ------------    ------------

INCOME TAX (PROVISION) BENEFIT                 (800)           (800)
                                        ------------    ------------

NET INCOME (LOSS)                      $ (2,737,124)     $ (211,600)
                                        ------------    ------------

BASIC EARNINGS (LOSS) PER SHARE        $      (2.48)      $   (0.08)
                                        ------------    ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,103,445      2,621,918
                                        ------------    ------------
                                        ------------    ------------

                           CALIFORNIA CLEAN AIR, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM DECEMBER 31, 2002 TO DECEMBER 31, 2004

  ----------------------------------------------------------------------------------------------------------------------------------
                                        PREFERRED       PREFERRED       COMMON        COMMON    ADDITIONAL      RETAINED     TOTAL
                                        SHARES          STOCK           SHARES        STOCK     PAID-IN         EARNINGS
                                                                                                CAPITAL         (DEFICIT)
  ----------------------------------------------------------------------------------------------------------------------------------
     BALANCE,  DECEMBER 31, 2002               -        $      -      5,000,000     $   5,000   $       -    $ (54,531)    $(49,531)
  ----------------------------------------------------------------------------------------------------------------------------------

     Common stock exchanged for
     convertible preferred stock        4,000,000           4,000    (4,000,000)       (4,000)                                   -
     Net loss for the year ended
     December 31, 2003                                                                                        (211,600)    (211,600)

  ----------------------------------------------------------------------------------------------------------------------------------
     BALANCE,  DECEMBER 31, 2003        4,000,000           4,000     1,000,000         1,000           -     (266,131)    (261,131)
  ----------------------------------------------------------------------------------------------------------------------------------

     Common stock issued on August 11,
       2004 for debt settlement                                         293,800           293      293,507                  293,800
     Common stock issued on August 20,
       2004 for cash                                                      7,820             8        7,812                    7,820
     Common stock issued on August 20,
       2004 for services rendered                                       330,000           330      329,670                  330,000
     Common stock issued on Sept 15,
       2004 for cash                                                     21,800            22       21,678                   21,700
     Common stock issued on Sept 20,
       2004 for debt settlement                                           1,000             1          999                    1,000
     Common stock issued on Sept 22,
       2004 for services rendered                                     1,725,000         1,724    1,723,276                1,725,000
     Common stock issued on Sept 29,
       2004 for cash                                                    100,300           100      100,200                  100,300
     Common stock issued on October 21,
       2004 for services rendered                                       272,500           272      272,228                  272,500
     Common stock issued on October 25,
       2004 for cash                                                      3,000             4        2,996                    3,000
     Common stock issued on Nov 18,
       2004 for cash                                                    161,500           162      161,338                  161,500
     Common stock issued on Dec 20,
       2004 for services rendered                                        35,020            35       34,985                   35,020
     Common stock issued on Dec 27,
       2004 for cash                                                      1,800             2        1,798                    1,800
     Net loss for the year ended
     December 31, 2004                                                                                      (2,737,124)  (2,737,124)

  ----------------------------------------------------------------------------------------------------------------------------------
     BALANCE,  DECEMBER 31, 2004        4,000,000       $   4,000     3,953,540     $   3,953   $2,950,487 $(3,003,255)  $  (44,815)
  ----------------------------------------------------------------------------------------------------------------------------------
  ----------------------------------------------------------------------------------------------------------------------------------

                           CALIFORNIA CLEAN AIR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED         YEAR ENDED
                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                     2004               2003
                                                                                 --------------     --------------
     CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                     $  (2,737,124)     $    (211,600)
       Adjustments  to  reconcile  net loss to net cash  provided  (used  in) by operating activities:
           Common stock issued for debt settlements                                    294,800                  -
           Common stock issued for services                                          2,362,520                  -
           Depreciation expense                                                         20,242              4,912
       Changes in operating assets and liabilities:
          (Increase) decrease in prepaid expenses                                         (659)            (1,417)
          (Increase) decrease in deposits                                               (5,474)            (6,649)
           Increase (decrease) in accounts payable                                     (30,594)            39,903
           Increase (decrease) in accrued payroll and payroll related liabilities      (25,860)            25,860
           Increase (decrease) in accrued state income taxes                             1,600                800
                                                                                 --------------     --------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (120,549)          (148,191)

     CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property and equipment                                                -           (101,208)
                                                                                 --------------     --------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                -           (101,208)

     CASH FLOWS FROM FINANCING ACTIVITIES
          Payments on capitalized lease obligations                                     (5,471)            37,081
          Payments on loans payable to related party                                  (141,970)           215,603
          Proceeds from sale of common stock                                           296,120                  -
                                                                                 --------------     --------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          148,679            252,684
                                                                                 --------------     --------------

         NET INCREASE (DECREASE) IN CASH                                                28,129              3,285
         CASH AT BEGINNING OF YEAR                                                       3,285                  -
                                                                                 --------------     --------------
         CASH AT END OF YEAR                                                     $      31,414      $       3,285
                                                                                 --------------     --------------
                                                                                 --------------     --------------
         SUPPLEMENTAL  CASH FLOW DISCLOSURES:
         Cash paid during year for interest                                      $       9,106      $           -
                                                                                 --------------     --------------
                                                                                 --------------     --------------
         Cash paid during year for taxes                                         $       1,600      $           -
                                                                                 --------------     --------------
                                                                                 --------------     --------------
         SCHEDULE OF NON-CASH ACTIVITIES:

         Common stock issued for services rendered                               $   2,362,520      $           -
                                                                                 --------------     --------------
                                                                                 --------------     --------------
         Common stock for relief of debt                                         $     294,800      $           -
                                                                                 --------------     --------------
                                                                                 --------------     --------------

                                       17

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


The Company is in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted in the State of California. As a result of the federal Clean Air Act of 1990, the State of California adopted its Smog Check II program designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately owned and operated stations, which are authorized to conduct only the emissions test but are not permitted to make any vehicle repairs. The Company's current inspection facilities are located in Lemon Grove and Escondido, California, respectively.

The Company conducts business through its wholly owned affiliate company, Smog Centers of California LLC. As a wholly owned subsidiary, California Clean Air (the parent Company) has complete control over the business and will periodically receive distributions and allocations of cash flow and operating profits.

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

E.       ADVERTISING
         -----------

The Company expenses the cost of advertising as it is incurred. Advertising expense was $110,029 and $19,497 for the years ended December 31, 2004 and 2003, respectively.

F.       ESTIMATES
         ---------

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

J.       REPORTING CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
         --------------------------------------------------

The Company reports and displays consolidated comprehensive income (loss) and Its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the years ended December 31, 2004 and 2003.

K.       SEGMENT REPORTING
         -----------------

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

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, itemS such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized aS current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

                                             DECEMBER 31,         DECEMBER 31,
                                                2004                 2003

        Office equipment                   $        11,708      $        11,708
        Equipment                                   89,500               89,500
                                           $       101,208      $       101,208
        Less Accumulated Depreciation              (25,153)              (4,912)
        NET PROPERTY AND EQUIPMENT         $        76,055      $        96,296

Depreciation for the year ending December 31, 2004 and 2003 was $20,242 and $4,912, respectively.

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment. Under the terms of the agreement, Smog Centers is obligated to pay $899 per month through October 2008.

Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2004:

             Years ending December 31:

                   2005                                 $    10,788
                   2006                                      10,788
                   2007                                      10,788
                   2008  (through October 2008)               8,990

             Total minimum lease payments                    41,354
             Less amount representing interest                9,744

             Present value of minimum lease payments    $    31,610


NOTE 5.  OPERATING LEASE COMMITMENTS

Smog Centers has entered into two non-cancelable lease agreements for smog center facilities, under the terms of the agreements, a monthly lease payment for the Escondido location of $1,500 as of November 14, 2003 through November 15 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. Also, a monthly lease payment for the Lemon Grove location of $1,500 through July 01, 2006. The Company has an option to extend the terms of the lease on both locations for an additional five
(5) years. On January 1, 2005, subsequent to the financial statement the Company entered into two additional lease agreements (see note 16 for full disclosure).


Aggregate minimum future lease payments under these non-cancelable leases are as follows for the years ending subsequent to December 31, 2004:

                   Years ending December 31:
                   -------------------------
                         2005                           $    36,200
                         2006                                27,500
                         2007                                20,600
                         2008                                19,800

                   Total minimum lease payments         $   140,100

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

The operating expenses of California Clean Air, Inc., consisting principally of business investment activities, and they have been paid for by advances received from an individual considered to be a related party. The advances are non-interest bearing and are due on demand; however, this individual has orally agreed not to demand repayment until cash is available from operations and not before July 1, 2005. As of December 31, 2004 the loans payable amount was $123,164.

NOTE 7.  ASSET PURCHASE

On August 21, 2003, Smog Centers acquired all of the smog-testing assets for $60,000. These assets are currently used in the Company's Lemon Grove location; Broadway Smog Check. The acquisition can be summarized as follows:

         Fair vale of vehicle emission Inspection equipment      $      60,000
         Cash paid                                               $      60,000


NOTE 8.  BASIC & DILUTED INCOME (LOSS) PER COMMON SHARE

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

                                                 DECEMBER 31,      DECEMBER 31,
                                                    2004              2003

NET INCOME (LOSS) FROM OPERATIONS              $   (2,737,924)   $     (211,600)

Basic income (loss) per share                  $        (2.48)   $        (0.08)

Weighed average number of shares outstanding        1,103,445         2,621,918

As of December 31, 2004 there have not been any preferred dividends issued that would reduce earnings available to common shareholders. Therefore, calculation of diluted earning per share was omitted due to the exercise of preferred stock will be antidilutive.

NOTE 9.  INCOME TAXES

Deferred income taxes consisted of the following:

                                                       DECEMBER 31,
                                               2004                    2003
                                          --------------------------------------
     Deferred tax asset:
     Net operating loss carryover          $  3,004,055            $    266,131
                                              3,004,055                 266,131
     Valuation allowance                     (3,004,055)               (266,131)
     Net deferred income taxes                       -0-                     -0-

The net operating loss expires twenty years from the date the loss was incurred for federal tax purposes. In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Companies deferred tax asset.


Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.


NOTE 10.  OPERATING SEGMENTS

     For the Year Ended 2004                CALIFORNIA         SMOG CENTERS OF
                                          CLEAN AIR, INC.      CALIFORNIA, LLC

     Total Revenue                        $            0       $       201,644
     Costs of Revenues                                 0              (116,307)

     Gross Profit                                      0                85,337
     Total Operating Costs                    (2,611,451)             (205,771)

     Operating Income (Loss)                  (2,611,451)             (120,434)
     Total Other Income & (Expenses)                 878                (5,317)

Income (Loss) before Income Tax
      and Extraordinary Items             $   (2,610,573)      $      (125,751)

      For the Year Ended 2003                  CALIFORNIA        SMOG CENTERS OF
                                             CLEAN AIR, INC.     CALIFORNIA, LLC

      Total Revenue                          $            0      $       27,503
      Costs of Revenues                                   0             (20,863)

      Gross Profit                                        0               6,640
      Total Operating Costs                         (60,885)           (156,555)

      Operating Income (Loss)                       (60,885)           (149,915)

      Total Other Income & (Expenses)                     0                   0

Income (Loss) before Income Tax
      and Extraordinary Items
                                             $      (60,885)     $     (149,915)


In accordance with FASB 131 paragraph 18 the Company is reporting the information of their operating segments that meet the quantitative thresholds.

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

On May 29, 2003 stockholders' who owned 4,000,000 shares of California Clean Air Inc.'s common stock agreed to exchange their shares for 4,000,000 shares of the Company's Series A Convertible Preferred Stock. The Company's Series A Preferred Stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

NOTE 12.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

In May the Company issued 4,000,000 shares of preferred stock in a conversion of common stock On August 11, 2004 the Company issued 293,800 shares of common stock in a debt settlement. On August 20, 2004 the Company issued 7,820 shares of common stock for cash valued at $1.00 per share.

On August 20, 2004 the Company issued 330,000 shares of common stock for services rendered valued at $1.00 per share.

On September 15, 2004 the Company issued 21,800 shares of common stock for cash valued at $0.76 per share. On September 20, 2004 the Company issued 1,000 shares of common stock in a debt settlement.

On September 22, 2004 the Company issued 1,725,000 shares of common stock for services rendered valued at $1.00 per share.

On September 29, 2004 the Company issued 100,300 shares of common stock for cash valued at $1.00 per share.

On October 21, 2004 the Company issued 272,500 shares of common stock for services rendered valued at $1.00 per share.

On October 25, 2004 the Company issued 3,000 shares of common stock for cash valued at $1.00 per share.

On November 18, 2004 the Company issued 161,500 shares of common stock for cash valued at $1.00 per share.

On December 20, 2004 the Company issued 35,020 shares of common stock for services rendered valued at $1.00 per share.

On December 27, 2004 the Company issued 1,800 shares of common stock for cash valued at $1.00 per share.

As of December 31, 2004 the Company had 3,953,540 shares of common stock issued and outstanding.

NOTE 13. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2004:

(A)  Preferred stock, nonvoting, $0.001 par value; 20,000,000 shares authorized:
     4,000,000 shares issued and outstanding.

(B) Common stock, $0.001 par value; 100,000,000 shares authorized: 3,953,540 shares issued and outstanding.

NOTE 14. ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

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

As of December 31, 2004 there were no stock options issued or outstanding.

NOTE 15. DEVELOPMENT STAGE ENTERPRISE

On August 21, 2003, the Company was no longer considered to be in the development stage. The deficit accumulated during the development stage from June 2, 2000 (inception) through August 20, 2003 was $54,731 and is included in retained deficit in the accompanying consolidated balance sheets.

NOTE 16. SUBSEQUENT EVENTS

On January 1, 2005, subsequent to the audited consolidated financial statements the Company entered into two new lease agreements. Under the terms of the first lease, the Company will incur a monthly lease payment for the San Marcos location of $1,150 for base rent and $145 per month for operation expenses. The term of this lease is for approximately three years commencing January 1, 2005 and ending on December 31, 2008. The Company has the option to renew the lease for 3 years upon expiration of this lease by providing lessor with a 30 day notice prior to completion of lease.

Under the terms of the second lease, the Company will incur a monthly lease payment for the Santee location of $1,500 as of January 1, 2005 through December 31, 2005; $1,500 per month plus a cost of living increase of at least 5% as of January 1, 2006 through December 31, 2006; $2,006 per month plus a cost of living increase of at least 5% as of January 1, 2007 through December 31,
 2007; $2,007 per month plus a cost of living increase of at least 5% as of January 1, 2008 through December 31, 2008; and $2,008 per month plus a cost of living increase of at least 5% as of January 1, 2009 through December 31, 2009. The Company has an option to extend the term of the lease for an additional 5 years, from January 1, 2010, through December 31, 2014, on the same terms, covenants and conditions contained in this lease.

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


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons constitute all of our executive officers and directors:

     NAME                      AGE              POSITION
     ----                      ---              --------

Stephen D. Wilson              29               President, Corporate Secretary,
                                                Director

William Leonard                51               Director

Dewitt H. Montgomery III       52               Director

Michael G. Conner              58               Director


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

         Dewitt H. Montgomery III became a director in 2003. Since 1999, Mr. Montgomery has been associated with Imaginata Network Service in Portland, Oregon which is in the business of providing small business computer networking services. For the past four years, Mr. Montgomery has been the President of Imaginata Network Services. He is also the owner of Montgomery Apartment

Management which owns and manages residential and commercial real estate in the Portland, Oregon metropolitan area. Mr. Montgomery holds a Bachelors degree in economics from Portland State University.

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

         CODE OF ETHICS.

         Effective January 1, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes- Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 2434 Vineyard Ave, Suite 101, Escondido, California 92029.

ITEM 10. EXECUTIVE COMPENSATION

         From  January  2004  to  November   2004,  Mr.  Wilson  was  been  paid
compensation of $6,000 per month, and health insurance of $550 per month. For the 2004 yaer Mr. Wilson received compensation of $78,600.

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

TITLE OF CLASS           NAME AND ADDRESS OF              AMOUNT OF               PERCENT OF
                         BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP    CLASS

Common Stock             Stephen D. Wilson                      -0-                  0 %
                         2434 Vineyard Ave, Ste.101
                         Escondido, California 92029

Common Stock             William Leonard                        -0-                  0 %
                         888 SW Fifth Ave. Suite 650
                         Portland, Oregon 97204

Common Stock             Dewitt H. Montgomery III               -0-                  0 %
                         55533 SW Boundary
                         Portland, Oregon 97221

Common Stock             Michael G. Conner                      -0-                  0 %
                         4500 SW Kruse Way, Suite 290
                         Lake Oswego, Oregon 97035











Common Stock             Joy E. Livingston                 500,000                  11 %
                         PMB 109
                         PO Box 439060
                         San Diego, California 92143


Preferred Stock          Joy Livingston                  1,100,000                  27.5%
                         PMB 109
                         PO Box 439060
                         San Diego, California

Preferred Stock          Stephen D. Wilson               1,200,007                  30 %
                         2434 Vineyard Ave, Ste.101
                         Escondido, California 92029

Common Stock (all officers and directors as a group-4 persons) -0-                 -0- %

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our President, Stephen D. Wilson, has advanced a total of 123,163 as of December 31, 2004.

         The funds advanced Mr. Wilson are reflected in our financial statements as "Payable to related party". These advances are non-interest bearing and are due on demand. Mr. Wilson has agreed to not to demand repayment until sufficient funds are available from either this offering or from revenues derived from operations. Mr. Smith had advanced money to the company and in the third quarter of 2004 he accepted 293,800 registered shares of common stock and forgave the $293,800 the company owed him.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-KSB, and are incorporated hereinby this reference.

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the period covered by this Form 10-KSB:

         February 27, 2004           Item 4. CHANGES IN REGISTRANT'S CERTIFYING
                                     ACCOUNTANTS;
                                     ------------------------------------------
                                     Item 7. FINANCIAL STATEMENTS, PRO FORMA
                                     FINANCIAL INFORMATION AND EXHIBITS.
                                     ------------------------------------------

         December 17, 2004           Item 1.01  ENTRY INTO A MATERIAL DEFINITIVE
                                     AGREEMENT;
                                     ------------------------------------------
                                     Item 8.01  OTHER EVENTS;
                                     ------------------------------------------
                                     Item 9.01  FINANCIAL STATEMENTS AND
                                     EXHIBITS.
                                     ------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                              2003               2004
                                              ----               ----

           Audit Fees                         $ 7,200            $ 7,200
           Audit-Related Fees                     -0-                -0-
           Tax Fees                               -0-                -0-
           All Other Fees                         -0-                -0-

         The  audit  committee,   upon  the   recommendation  of  the  Company's
President, Stephen D. Wilson, approved the engagement of Armando C. Ibarra, Certified Public Accountants, as the Company independent auditors


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of April , 2005.


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

Signature                                            Title                              Date
/s/ STEPHEN D. WILSON                       President; Chief Executive Officer;
    -----------------                       Secretary; Chief Financial Officer;
                                            Chief Accounting Officer; Director       April 11, 2005
    Stephen D. Wilson

/s/ WILLIAM LEONARD                         Director                                 April 11, 2005
    ---------------
    William Leonard

/s/ DEWITT H. MONTGOMERY III                Director                                 April 11, 2005
    -----------------------
    Dewitt H. Montgomery III



/s/ MICHAEL G. CONNER                       Director                                 April 11, 2005
    -----------------
    Michael G. Conner

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

3(i)       *            Articles of  Incorporation of California Clean Air, Inc.
                        dated December 17, 2002.

3(ii)      *            Certificate  of Amendment of California  Clean Air, Inc.
                        dated June 3, 2003.

3(iii)     *            Bylaws of California Clean Air, Inc.

3(iv)      *            Articles of  Organization of Smog Centers of California,
                        LLC dated November 21, 2002.

3(v)       *            Operating  Agreement of Smog Centers of California,  LLC
                        dated January 9, 2003.

                               MATERIAL CONTRACTS

10.1       *            Lease  Agreement  dated  January  1, 2005  between  John
                        Bessone and Smog Centers of California LLC.


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