Form 10QSB
period 2005-03-31
CALIFORNIA CLEAN AIR INC
filed 2005-05-16
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

As of April 12, 2005 , the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of March 31, 2005
                  and Audited Balance Sheet as of December 31, 2004..........  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended March 31, 2005 and March 31, 2004...........  5

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarters ended March 31, 2005 and March 31, 2004...........  6

         Notes to Consolidated Financial Statements..........................  7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 15

         Business Organization and Description .............................. 15

         Our Smog Check Test-Only Stations .................................. 15

         Results of Operations For The Quarter Ended March 31, 2005
                  Compared To The Quarter Ended March 31, 2004 .............. 16


ITEM 3.  CONTROLS AND PROCEDURES............................................. 17


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 18

INDEX TO EXHIBITS............................................................ 18

SIGNATURES................................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                              AS OF             AS OF
                                         MARCH 31, 2005   DECEMBER 31, 2004
                                          (Unaudited)        (Audited)
                                          ------------      ------------
CURRENT ASSETS
   Cash                                  $    123,532      $      31,414
   Prepaid expenses                             3,355              2,076
                                          ------------      ------------
     TOTAL CURRENT ASSETS                     126,887             33,490


NET PROPERTY & EQUIPMENT                      152,011             76,055

OTHER ASSETS

   Deposits                                     11,696            12,123
                                          ------------      ------------
     TOTAL OTHER ASSETS                         11,696            12,123
                                          ------------      ------------
                  TOTAL ASSETS           $     290,595     $     121,668
                                          ============      ============




























        The accompanying notes are an integral part of these statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                 AS OF              AS OF
                                            MARCH 31, 2005    DECEMBER 31, 2004
                                              (Unaudited)         (Audited)
                                            --------------    -----------------
CURRENT LIABILITIES
   Accounts payable                         $            2    $           9,309
   Accrued payroll and payroll
         related liabilities                             0                    0
   Accrued state minimum franchise taxes             4,400                 2400
   Capitalized lease obligation
      - current portion                             18,599                6,372
   Notes payable to related party                  123,863              123,164
                                            --------------    -----------------
     TOTAL CURRENT LIABILITIES                     146,464              141,245

LONG-TERM LIABILITIES
     Capitalized lease obligation                   88,328               25,238
                                            --------------    -----------------
     TOTAL LONG-TERM LIABILITIES                    88,328               25,238
                                            --------------    -----------------
TOTAL LIABILITIES                                  234,791              166,483

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($0.001 par value),
   20,000,000 shares authorized;
   4,000,000 shares issued & outstanding             4,000                4,000

   Common stock ($0.001 par value),
Common stock ($0.001 par value,
   100,000,000 shares authorized;
   4,792,420 and 3,953,540 shares issued
   and outstanding as of March 31, 2005
   and December 31, 2004, respectively               4,792                3,953

   Additional paid in capital                    3,788,628            2,950,487
 Retained earnings (deficit)                    (3,741,616)          (3,003,255)
                                            --------------    -----------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             55,804              (44,815)
                                            --------------    -----------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)              $      290,595    $         121,668
                                            ==============    =================
















        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2005    MARCH 31, 2004
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
SALES REVENUES                                  $     54,809      $     48,963
                                               --------------    --------------
Total Revenues                                        54,809            48,963

COST OF REVENUES                                      37,382            24,834
                                               --------------    --------------
GROSS PROFIT                                          17,427            24,129

OPERATING COSTS
     Operating expenses                              750,729           106,452
     Depreciation expense                              5,060             5,060
                                               --------------    --------------
Total Operating Costs                                755,789           111,512
                                               --------------    --------------
OPERATING INCOME (LOSS)                             (738,362)          (87,383)

ORDINARY (NON-OPERATING) INCOME (LOSS)                     0             4,667
                                               --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES               $   (738,362)     $    (82,716)
                                               --------------    --------------

INCOME TAX (PROVISION) BENEFIT                             0                 0
                                               --------------    --------------

NET INCOME (LOSS)                               $   (738,362)     $    (82,716)
                                               --------------    --------------

BASIC EARNINGS (LOSS) PER SHARE                 $      (0.17)     $      (0.08)
                                               --------------    --------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         4,472,686         1,000,000
                                               --------------    --------------


















        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               QUARTER ENDING    QUARTER ENDING
                                               MARCH 31, 2005    MARCH 31, 2004
                                                (Unaudited)       (Unaudited)
                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                            $   (738,362)     $    (82,716)

   DEPRECIATION EXPENSE                                5,060             5,060

   COMMON STOCK ISSUED FOR SERVICES                  637,480                 0

   (INCREASE) DECREASE IN PREPAID EXPENSES            (1,279)           (1,421)

   (INCREASE) DECREASE IN DEPOSITS                       427               566

   INCREASE (DECREASE) IN ACCOUNTS PAYABLE            (9,307)           (9,146)

   INCREASE (DECREASE) IN ACCRUED PAYROLL                  0            18,829

   INCREASE (DECREASE) IN ACCRUED STATE
         MINIMUM FRANCHISE TAXES                       1,600             1,600
                                               --------------    --------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                (104,381)          (67,228)


CASH FLOWS FROM INVESTING ACTIVITIES

   NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT       (81,017)                0
                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  (81,017)                0


CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM STOCK SALES                          201,500

  PAYMENTS ON (PROCEEDS FROM) CAPITALIZED
  LEASE OBLIGATIONS                                   75,316            (1,291)

  PAYMENTS ON NOTES PAYABLE TO RELATED PARTY             699            72,098
                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  277,516            70,807


    NET INCREASE (DECREASE) IN CASH                   92,118             3,579

    CASH AT BEGINNING OF PERIOD                       31,414             3,285
                                               --------------    --------------
    CASH AT END OF PERIOD                       $    123,532      $      6,864

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST          $      2,881      $      1,407
    CASH PAID DURING YEAR FOR TAXES             $          0      $          0

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

The Company is in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted in the State of California. As a result of the federal Clean Air Act of 1990, the State of California adopted its Smog Check II program designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately owned and operated stations, which are authorized to conduct only the emissions test but are not permitted to make any vehicle repairs. The Company's current inspection facilities are located in Lemon Grove, Escondido, and Santee, California, respectively.

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

B.       BASIS OF CONSOLIDATION
         ----------------------

On November 21, 2002, the Company organized Smog Centers of California, LLC (`Smog Centers"), an Oregon limited liability company. California Clean Air, Inc. is the sole owner of Smog Centers. California Clean Air, Inc. owns title to all assets and liabilities of the consolidated financial statements. Smog Centers was organized to acquire, own and operate test-only vehicles emissions inspection facilities in the State of California under their Smog Check II program. Smog Centers currently operates three test-only vehicles emissions inspection facilities.

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

E.       ADVERTISING
         -----------

The Company expenses the cost of advertising as it is incurred. Advertising expense was $41,837 and $25,361 for the quarters ended March 31, 2005 and 2004, respectively.

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

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarters ending March 31, 2005 and March 31, 2004 was $5060 and $5060, respectively.

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment. Under the terms of the agreement, Smog Centers is obligated to pay $899 per month through October 2008 For the equipment in Escondido. Smog Centers has a non-cancelable lease for two more BAR 97 machines on for Santee location the second for our San Marcos location. These two machines are have been personally garanteed for by Mr. Wilson and the lease payment per month is $1837. This new lease was entered into on march 18, 2005 . Lease payments for the quarters ending March 31, 2005 and March 31, 2004 were $6,371 and $2,697 respectively. Interest expense on the lease obligation for the quarters ending March 31, 2005 and March 31, 2004 was $2,340 and $1,406, respectively.


Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2004:

         Years ending December 31:

               2005    (April through end of year)            $        21,951
               2006                                                    32,833
               2007                                                    32,833
               2008                                                    31,035
               2009    (through April 2009)                             9,185
         Total minimum lease payments                                 127,837
         Less amount representing interest                             39,398
                                                             -----------------

         Present value of minimum lease payments              $        88,439


NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers entered into a non-cancelable assignment of lease for the smog station premises in Lemon Grove, California which requires monthly lease payments of $1,500 through July 1, 2006. Smog Centers entered into a non-cancelable lease for the smog station premises in Escondido, California, which requires monthly payments of $1,500 through November 15, 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. The Company has an option to extend the lease terms for both locations for an additional five (5) years. Smog Centers entered into a 5 year non-cancelable lease for the smog station premises in Santee, California, which requires monthly payments of $1,500 through December 31, 2006; The next four years of the lease can be increased by the cost of living index increase. Smog Centers entered into a 3 year non-cancelable lease for the smog station premises in San Marcos, California, which requires monthly payments of $1,295 through December 31, 2006; the next two years there can be a cost of living index increase every year.

Aggregate minimum future lease payments for the smog stations as of March 31, 2005, are:

                 2005 (April through December)                    $ 52,155
                 2006                                               61,948
                 2007                                               56,180
                 2008                                               37,668
                 2009                                               20,256
                                                          -----------------

           Total minimum lease payments                          $ 228,207
                                                          =================

Lease expense for the smog stations for the quarters ending March 31, 2005 and March 31, 2004 were $16,090 and $9,000, respectively.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Our President, Stephen D. Wilson, has advanced $123,863 on behalf of the company from inception through March 31, 2005. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire the smog station assets at the Company's Lemon Grove facility. The advances are reflected as "Payable to Related Parties" in the Company's financial statements and are non-interest bearing and due on demand. Mr. Wilson has agreed not to demand repayment until sufficient funds are available from proceeds from revenues derived from operations.

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

                                             MARCH 31,         DECEMBER 31,
                                               2005               2004
                                            (Unaudited)        (Audited)
                                        ------------------  -----------------
NET INCOME (LOSS)                       $        (738,362)  $     (2,737,924)
BASIC EARNINGS (LOSS) PER SHARE         $           (0.17)  $          (2.48)

                                        ==================  =================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              4,472,686          1,103,445
                                        ==================  =================


As of March 31, 2005 no preferred dividends have been issued that would reduce earnings available to common shareholders.

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                                  MARCH 31,      DECEMBER 31,
                                                    2005            2004
                                                 (Unaudited)      (Audited)
                                                --------------  -------------
    Deferred tax asset:
    Net operating loss carryover                $   3,741,616    $ 3,004,055
                                                --------------  -------------
                                                    3,741,616      3,004,055
    Valuation allowance                            (3,741,616)    (3,004,055)
                                                --------------  -------------
    Net deferred income taxes                               0              0
                                                ==============  =============

NOTE 9.  ASSET PURCHASE

On March 18, 2005, Smog Centers entered into leases with National City Commercial Capital for two bar 97 emission analyzers and other test-only related equipment. The lease for the two smog machines is personally guaranteed by Mr.
Wilson:

    Fair value of smog-testing & station equipment              $  81,017

                                                          ----------------
    Cash paid                                                   $   5,343
                                                          ================


NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company's financial statements contains the following classes of capital stock as of March 31, 2004:

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,000,000 shares issued and outstanding;

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding.

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of common stock are entitled to one vote per share of common stock on all matters to be voted on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock. As of April 12, 2005, there were 4,822,420 shares of common stock issued and outstanding.

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

As of March 31, 2005, there were 4,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred Stock have the following rights and preferences: the Series A Preferred Stock is convertible into common stock on a one-for-basis, subject to adjustment for stock splits and similar extraordinary stock events; each share of Series A Preferred Stock has ten (10) votes for each share of common stock into which the preferred stock can be converted; the Series A Preferred Stock votes with the common stock as a single class; and the Series A Preferred Stock is entitled to receive dividends (1) upon the commencement of operations of no less than ten (10) vehicle emissions test centers by Smog Centers; (2) 800,000 shares of the Series A Preferred Stock will be each entitled to receive dividends as and when declared and paid on the common stock; (3) an additional 800,000 shares of Series A Stock will be each entitled to receive dividends as and when declared and paid on the common stock for each additional ten (10) vehicle emissions test centers for which operations have commenced, up to a total of fifty (50) such vehicle test centers; and (4) the liquidation rights will be subordinated to the outstanding common stock. The board of directors has no present plans to issue any additional preferred stock in addition to the Series A Stock.

NOTE 11. ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The Company has a non-qualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of March 31, 2005 there were no stock options issued or outstanding.

12. SUBSEQUENT EVENT

On November 26, 2003, Smog Centers opened its second smog check test-only facility, located at 555 West Grand Avenue in Escondido, California. Smog Centers entered into a five-year lease for approximately 1,028 square feet of space, comprised of two automotive bays, located within the All Star Gas Station, which sits at a highly visible location bordering three streets. The lease requires monthly payments of $1,500, with an increase of $100 per month in November of 2006 and an increase of $100 per month in November of 2007. The lease contains an option to extend the lease term for an additional five years. Smog Centers also leased smog-testing equipment consisting of a BAR 97 Host Emissions Analyzer and a Low Profile Maha Dynamometer for the facility. The equipment lease requires monthly payments of $899 for 60 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor.

On April 20, 2005, Smog Centers opened its third smog check test-only facility, located at 8665 Mission Gorge Rd, Suite A-3 in Santee, California. Smog Centers entered into a five-year lease for approximately 1,500 square feet of space, comprised of one automotive bay. The lease requires monthly payments of $1,500, with an increase of the cost of living index every year. The lease contains an option to extend the lease term for an additional five years. Smog Centers also leased smog-testing equipment consisting of a BAR 97 Host Emissions Analyzer and a Maha Dynamometer for the facility. The equipment lease requires monthly payments of $919 for 60 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         BUSINESS ORGANIZATION & DESCRIPTION

We are in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted by the State of California. As a result of the federal Clean Air Act of 1990, California adopted the Smog Check II program, which was designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately-owned and operated stations which are authorized to conduct the emissions test and are not permitted to make any vehicle repairs. We currently have three inspection facilities located in Lemon Grove, Escondido, and Santee, California. There is a fourth station that is in the licensing stage in San Marcos, California

California Clean Air, Inc. (the "Company") was originally incorporated in Delaware on June 2, 2000 under the name of Breakthrough Technology Partners I, Inc. We never commenced any business under our original name. Effective December 17, 2002, we reincorporated in Nevada under our current name pursuant to an Agreement and Plan of Merger with California Clean Air, Inc. The sole purpose for the merger was to change our legal domicile from Delaware to Nevada. Mr. Stephen D. Wilson is our President, Chief Executive Officer and Chief Financial Officer. We qualified to do business in California on August 26, 2003.

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

Our principal executive and administrative offices and those of Smog Centers are located at 2434 Vineyard Ave, Suite 101, Escondido, California 92029.

         OUR SMOG CHECK TEST-ONLY STATIONS

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

On November 26, 2003, Smog Centers opened its second smog check test-only facility, located at 555 West Grand Avenue in Escondido, California. Smog Centers entered into a five-year lease for approximately 1,028 square feet of space, comprised of two automotive bays, located within the All Star Gas Station which sits at a highly visible location bordering three streets. The lease requires monthly payments of $1,500, with an increase of $100 per month in November of 2006 and an increase of $100 per month in November of 2007. The lease contains an option to extend the lease term for an additional five years. Smog Centers also leased smog-testing equipment consisting of a BAR 97 Host Emissions Analyzer and a Low Profile Maha Dynamometer for the facility. The equipment lease requires monthly payments of $899 for 60 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor.

On April 20, 2005, Smog Centers opened its third smog check test-only facility, located at 8665 Mission Gorge Rd, Suite A-3 in Santee, California. Smog Centers entered into a five-year lease for approximately 1,500 square feet of space, comprised of one automotive bay. The lease requires monthly payments of $1,500, with an increase of the cost of living index every year. The lease contains an option to extend the lease term for an additional five years. Smog Centers also leased smog-testing equipment consisting of a BAR 97 Host Emissions Analyzer and a Maha Dynamometer for the facility. The equipment lease requires monthly payments of $919 for 60 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor.

Our fourth location is not open for business yet, it is located at 1232 Los Vallecitos Blvd, Ste 104 in San Marcos, California. Smog Centers entered into a three-year lease for approximately 1,200 square feet of space, comprised of one automotive bay. The lease requires monthly payments of $1,150, with an increase of the cost of living index per year, and a monthly CAM fee of $145. Smog Centers also leased smog-testing equipment consisting of a BAR 97 Host Emissions Analyzer and a Maha Dynamometer for the facility. The equipment lease requires monthly payments of $919 for 60 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor. It is anticipated that this station will be opened soon.

We charge a total of $58.60 for a smog test for a vehicle that passes the emissions test, which includes $49.75 for the inspection fee, $8.25 for the smog certificate (a pass-through cost) and $ .60 for the transmission fee to the Vehicle Information Database (a pass-through cost). If the vehicle does not pass the emissions test, we only charge $50.35, because the smog certificate is not issued. The stations that have the room to test RV's we charge a total of $108.60. We advertise extensively for all stations in a weekly publication with discount coupons.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004:

Sales Revenues: Sales revenues for the first quarter of 2005 totaled $54,809, as compared to $48,963 for the first quarter of 2004. The Company attributes the comparative quarterly increase in revenues to the operations of its two smog test-only stations in Lemon Grove and Escondido. The Lemon Grove station generated $28,178 in sales revenues for the first quarter of 2005, as compared to $30,254 in sales revenues for the first quarter of 2004. This represents an decrease of 7% in sales revenues for the Lemon Grove station comparing the first quarter of 2004 to the first quarter of 2005. The Escondido station generated $26,631 in sales revenues for the first quarter of 2005, as compared to $18,708 in sales revenues for the first quarter of 2004. This represents an increase of 42% in sales revenues for the Escondido station comparing the first quarter of 2004 to the first quarter of 2005.

Cost of Revenues: Cost of revenues is comprised of smog technician expenses, Vehicle Information Database transmission fees, and smog certificates. Cost of revenues for the first quarter of 2005 totaled $37,382, as compared to $24,834 for the first quarter of 2004. The cost of revenues increased because of same reclassifications into cost of goods sold, and in the first quarter of 2004 the stations were open for a total of 46 hours a week now they are open for at least 60 a week. Cost of revenues for the first quarter of 2005 equaled 68% of sales revenue.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the first quarter of 2005 totaled $17,249, or 32% of sales revenue, as compared to $24,129 for the first quarter of 2004.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $755,789 for the first quarter of 2005 as compared to $108,549 for the first quarter of 2004. The increase in operating costs is attributable to consulting fees in the amount of $637,480 which was not present in the first quarter of 2004.

Operating Loss: The Company's operating loss for the first quarter of 2005 was $738,362 as compared to $82,716 for the first quarter of 2004. The increase in operating loss is attributable consulting fees which were not incurred when in the first quarter of 2004.

Ordinary (Non-Operating) Income: The Company recognized ordinary (non-operating) income of $4,667 in the first quarter of 2004 as compared to $0 in the first quarter of 2005, due to the write-off of accounts payable of $6,153 and adjustments to income of ($1,486) to accurately reflect asset balances during the first quarter of 2004.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus ordinary (non-operating) income. For the first quarter of 2005, our net loss was $738,362 as compared to $82,716 for the first quarter of 2004. The increase in the Company's net loss is attributable to the consulting fees during the first quarter of 2005.

Income Tax Provision: Due to the Company's net loss of $738,362 for the first quarter of 2005 and $79,753 for the first quarter of 2004, the provision for income tax for each of these quarters was $0.

Liquidity And Capital Resources: During the first quarter of 2005, the Company used cash in operations of $104,381, compared to $67,228 for the first quarter of 2004. The principal reason for the comparative first quarter increase of $37,153 in cash used in operations is attributable to the Company growing the number of stations. During the first quarter of 2005, cash provided by financing activities totaled $277,516, compared to $70,807 for the first quarter of 2004. The comparative first quarter increase of $206,709 in cash provided by financing activities is attributable the selling of shares at $1 per share of $201,500, an increase in capitalized lease obligations of $75,316 and an increase in notes payable of $699.

ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2005, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our two smog check stations and also serves as our Chief Financial Officer.

There was no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibits.

INDEX TO EXHIBITS:

EXHIBIT
NO.          DESCRIPTION
-------      -----------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

Reports on Form 8-K.

Form 8-K filed by the Company on January 5, 2005, pertaining to Item Nos. 1.01 &
9.01 regarding the lease for 1232 Los Valliciotos, San Marcos, California.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005               CALIFORNIA CLEAN AIR, INC.

                                 By: /s/ STEPHEN D. WILSON
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, Secretary