Form 10QSB
period 2005-06-30
CALIFORNIA CLEAN AIR INC
filed 2005-08-16
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

As of August 1, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ................................................

         Consolidated Unaudited Balance Sheet as of June 30, 2005
             and Audited Balance Sheet as of December 31, 2004................

         Consolidated Unaudited Statements of Operations for the
             Quarters & Half ended June 30, 2005 and June 30, 2004............

         Consolidated Unaudited Statements of Cash Flows for the
             Half ended June 30, 2005 and June 30, 2004.......................

         Notes to Consolidated Financial Statements...........................


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...............................................

         Business Organization and Description ...............................

         Our Smog Check Test-Only Stations ...................................

         Results of Operations For The Quarter Ended June 30, 2005
             Compared To The Quarter Ended June 30, 2004 .....................


ITEM 3.  CONTROLS AND PROCEDURES..............................................


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................

INDEX TO EXHIBITS.............................................................

SIGNATURES....................................................................

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                 AS OF                AS OF
                                            JUNE 30, 2005      DECEMBER 31, 2004
                                             (Unaudited)           (Audited)
                                             ------------         ------------
CURRENT ASSETS
   Cash                                     $      7,934          $     31,414
   Prepaid expenses                                3,925                 2,076
   Accounts Receivable                           100,000                     0
                                             ------------         ------------
     TOTAL CURRENT ASSETS                        111,859                33,490


NET PROPERTY & EQUIPMENT                         142,917                76,055

OTHER ASSETS

   Deposits                                       13,196                12,123
                                             ------------         ------------
     TOTAL OTHER ASSETS                           13,196                12,123
                                             ------------         ------------
                  TOTAL ASSETS              $    267,972         $     121,668
                                             ============         ============





























        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                 AS OF              AS OF
                                             JUNE 30, 2005    DECEMBER 31, 2004
                                              (Unaudited)         (Audited)
                                           -----------------  -----------------
CURRENT LIABILITIES
   Accounts payable                         $        25,071    $         9,309
   Accrued payroll and payroll related
     Liabilities                                     11,840                  0
   Accrued state minimum franchise taxes              4,000               2400
   Capitalized lease obligation
      - current portion                              18,993              6,372
   Notes payable to related party                   123,164            155,863
                                           -----------------  -----------------
     TOTAL CURRENT LIABILITIES                      215,767            141,245

LONG-TERM LIABILITIES
     Capitalized lease obligation                    85,435             25,238
                                           -----------------  -----------------
     TOTAL LONG-TERM LIABILITIES                     85,435             25,238
                                           -----------------  -----------------
TOTAL LIABILITIES                                   301,202            166,483

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($0.001 par value),
   20,000,000 shares authorized;
   4,000,000 shares issued & outstanding              4,000              4,000

   Common stock ($0.001 par value,
   100,000,000 shares authorized;  4,822,420
   and 3,953,540 shares issued and outstanding
   as of June 30, 2005 and December 31, 2004,
   respectively)                                      4,822              3,953

   Additional paid in capital                     3,818,598          2,950,487
 Retained earnings (deficit)                     (3,860,651)        (3,003,255)
                                           -----------------  -----------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (33,231)           (44,815)
                                           -----------------  -----------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)              $       267,971    $       121,668
                                           =================  =================












        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  SECOND QUARTER                 FIRST HALF
                                  ENDING JUNE 30               ENDING JUNE 30
                                    (Unaudited)                  (Unaudited)
                             --------------------------  --------------------------
                                 2005          2004          2005          2004
                             ------------  ------------  ------------  ------------

SALES REVENUES                $   65,737    $   55,054    $  120,546    $  104,016
                             ------------  ------------  ------------  ------------
Total Revenues                    65,737        55,054       120,546       104,016
                             ------------  ------------  ------------  ------------
COST OF REVENUES                  68,496        25,998       105,878        50,832
                             ------------  ------------  ------------  ------------
GROSS PROFIT                      (2,758)       29,056        14,669        53,184
                             ------------  ------------  ------------  ------------
OPERATING COSTS
  Operating expenses             107,181        99,854       856,310       204,706
  Depreciation expense             9,094         5,060        14,154        10,121
                             ------------  ------------  ------------  ------------
Total Operating Costs            116,275       104,914       870,464       214,826
                             ------------  ------------  ------------  ------------

OPERATING INCOME (LOSS)         (119,034)      (75,858)     (855,796)     (161,641)

ORDINARY (NON-OPERATING)
   INCOME (LOSS)                       0             0             0         4,667
                             ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE
   INCOME TAXES               $ (119,034)   $  (75,858)     (855,796)     (156,974)
                             ------------  ------------  ------------  ------------

INCOME TAX (PROVISION)
    BENEFIT                            0             0         1,600         1,600
                             ------------  ------------  ------------  ------------

NET INCOME (LOSS)             $ (119,034)   $  (75,858)     (857,396)     (158,574)
                             ------------  ------------  ------------  ------------

BASIC EARNINGS
  (LOSS) PER SHARE            $    (0.02)   $    (0.08)   $    (0.18)   $    (0.16)
                             ------------  ------------  ------------  ------------

WEIGHTED AVERAGE NO. OF
COMMON SHARES OUTSTANDING      4,818,753     1,000,000     4,645,720     5,000,000
                             ------------  ------------  ------------  ------------






        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FIRST HALF      FIRST HALF
                                                       2005             2004
                                                    (Unaudited)     (Unaudited)
                                                   -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                               $   (857,396)  $    (158,574)

   DEPRECIATION EXPENSE                                  14,154          10,121

   COMMON STOCK ISSUED FOR SERVICES                     637,480               0
   (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE          (100,000)              0
   (INCREASE) DECREASE IN PREPAID EXPENSES               (1,849)         (2,195)
   (INCREASE) DECREASE IN DEPOSITS                       (1,073)           (149)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE              15,762          (1,567)
    INCREASE (DECREASE) IN ACCRUED PAYROLL               11,840          13,182
    INCREASE (DECREASE) IN ACCRUED STATE
         MINIMUM FRANCHISE TAXES                          1,600           1,600
                                                   -------------  --------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                   (279,482)       (137,582)


CASH FLOWS FROM INVESTING ACTIVITIES

   NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT          (81,017)              0
                                                   -------------  --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (81,017)              0

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM STOCK SALES                             231,500

  PAYMENTS ON (PROCEEDS FROM) CAPITALIZED
   LEASE OBLIGATIONS                                     72,818          (2,631)

  PAYMENTS ON NOTES PAYABLE TO RELATED PARTY             32,699         141,248
                                                   -------------  --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     337,017         138,617

    NET INCREASE (DECREASE) IN CASH                     (23,481)          1,035

    CASH AT BEGINNING OF PERIOD                          31,414           3,285
                                                   -------------  --------------

    CASH AT END OF PERIOD                          $      7,933   $       4,320

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST             $      2,036   $       2,763
                                                   =============  ==============
    CASH PAID DURING YEAR FOR TAXES                $          0   $           0
                                                   =============  ==============

        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

GENERAL

California Clean Air, Inc. (the "Company") is incorporated under the laws of the State of Nevada. From June 2, 2000, the date of original incorporation, until August 21, 2003, the Company was seeking a merger, exchange of capital stock, participate in an asset acquisition, or any other business combination with a domestic or foreign private business and had not commenced any formal business operations. The Company was considered to be in the development stage and accounted and reported its activities using Statement of Financial Accounting Standards No, 7, "Accounting and Reporting by Development Stage Enterprises". On September 11, 2003, the Company's subsidiary began operating a test-only vehicles emissions inspection facility.

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

B.       BASIS OF CONSOLIDATION


On November 21, 2002, the Company organized Smog Centers of California, LLC (`Smog Centers"), an Oregon limited liability company. California Clean Air, Inc. is the sole owner of Smog Centers. California Clean Air, Inc. owns title to all assets and liabilities of the consolidated financial statements. Smog
Centers was organized to acquire, own and operate test-only vehicle emissions inspection facilities in the State of California under their Smog Check II program. Smog Centers currently operates three test-only vehicles emissions inspection facilities.

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

E.       ADVERTISING

The Company expenses the cost of advertising as it is incurred. Advertising expense was $32,266 and $28,923 for the quarters ended June 30, 2005 and 2004, respectively.

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS - CONINTUED:

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


NOTE 3. PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarters ending June 30, 2005 and June 30, 2004 was $9,094 and $5,060, respectively.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment. Under the terms of the agreement, Smog Centers is obligated to pay $899 per month through October 2008 for the equipment in Escondido. Smog Centers has a non-cancelable lease for two more BAR 97 machines on the premises of the Santee location the second for our San Marcos location. These two machines are have been personally guaranteed for by Mr. Wilson and the lease payment per month is $1837. This new lease was entered into on March 18, 2005. Lease payments for the quarters ending June 30, 2005 and June 30, 2004 were $4,534 and $2,697 respectively. Interest expense on the lease obligation for the quarters ending June 30, 2005 and June 30, 2004 was $2,036 and $1,356, respectively.


Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2004:

    Years ending December 31:
    -------------------------

          2005     (July through end of year)                 $      16,417
          2006                                                       32,833
          2007                                                       32,833
          2008                                                       31,035
          2009    (through April 2009)                                9,185
    Total minimum lease payments                                    122,303
    Less amount representing interest                               (37,383)
                                                                  ----------

    Present value of minimum lease payments                   $      84,920

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers entered into a non-cancelable assignment of lease for the smog station premises in Lemon Grove, California, which requires monthly lease payments of $1,500 through July 1, 2006. Smog Centers entered into a non-cancelable lease for the smog station premises in Escondido, California, which requires monthly payments of $1,500 through November 15, 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. The Company has an option to extend the lease terms for both locations for an additional five (5) years. Smog Centers entered into a 5-year non-cancelable lease for the smog station premises in Santee, California, which requires monthly payments of $1,500 through December 31, 2006; the next four years of the lease can be increased by the cost of living index increase. Smog Centers entered into a 3-year non-cancelable lease for the smog station premises in San Marcos, California, which requires monthly payments of $1,295 through December 31, 2006; the next two years there can be a cost of living index increase every year.

Aggregate minimum future lease payments for the smog stations as of June 30, 2005, are:

                 2005 (April through December)             $        34,770
                 2006                                               61,948
                 2007                                               56,180
                 2008                                               37,668
                 2009                                               20,256
                                                          -----------------

           Total minimum lease payments                    $       210,822
                                                          =================

Lease expense for the smog stations for the quarters ending June 30, 2005 and June 30, 2004 were $17,385 and $9,000, respectively.


NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Our President, Stephen D. Wilson, has advanced $155,863 on behalf of the company from inception through June 30, 2005. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire the smog station assets at the Company's Lemon Grove facility. The advances are reflected as "Payable to Related Parties" in the Company's financial statements and are non-interest bearing and due on demand.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. BASIC & DILUTED INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share have been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

                                             MARCH 31,            DECEMBER 31,
                                               2005                  2004
                                            (Unaudited)            (Audited)
                                        -------------------- -------------------
NET INCOME (LOSS)                       $          (857,396) $       (2,737,924)
BASIC EARNINGS (LOSS) PER SHARE         $             (0.18) $            (2.48)

                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,645,720           1,103,445
                                        ==================== ===================


As of June 30, 2005 no dividends have been issued that would reduce earnings available to common shareholders.


NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                                   JUNE 30,      DECEMBER 31,
                                                     2005            2004
                                                 (Unaudited)      (Audited)
                                                --------------  -------------
    Deferred tax asset:
    Net operating loss carryover                $   3,860,651    $ 3,003,255
                                                --------------  -------------
                                                    3,860,651      3,003,255
    Valuation allowance                            (3,860,651)    (3,003,255)
                                                --------------  -------------
    Net deferred income taxes                               0              0
                                                ==============  =============

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                                          ================

NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company's financial statements contains the following classes of capital stock as of June 30, 2005:

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,000,000 shares issued and outstanding;

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding.

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of common stock are entitled to one vote per share of common stock on all matters to be voted on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock. As of June 30, 2005, there were 4,822,420 shares of common stock issued and outstanding.

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  STOCKHOLDERS' EQUITY- CONTINUED

As of June 30, 2005, there were 4,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred Stock have the following rights and preferences: the Series A Preferred Stock is convertible into common stock on a one-for-basis, subject to adjustment for stock splits and similar extraordinary stock events; each share of Series A Preferred Stock has ten (10) votes for each share of common stock into which the preferred stock can be converted; the Series A Preferred Stock votes with the common stock as a single class; and the Series A Preferred Stock is entitled to receive dividends (1) upon the commencement of operations of no less than ten (10) vehicle emissions test centers by Smog Centers; (2) 800,000 shares of the Series A Preferred Stock will be each entitled to receive dividends as and when declared and paid on the common stock; (3) an additional 800,000 shares of Series A Stock will be each entitled to receive dividends as and when declared and paid on the common stock for each additional ten (10) vehicle emissions test centers for which operations have commenced, up to a total of fifty (50) such vehicle test centers; and (4) the liquidation rights will be subordinated to the outstanding common stock. The board of directors has no present plans to issue any additional preferred stock in addition to the Series A Stock.


NOTE 11.  ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The Company has a non-qualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of June 30, 2005 there were no stock options issued or outstanding.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


BUSINESS ORGANIZATION & DESCRIPTION

We are in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted by the State of California. As a result of the federal Clean Air Act of 1990, California adopted the Smog Check II program, which was designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately owned and operated stations, which are authorized to conduct the emissions test and are not permitted to make any vehicle repairs. We currently have three inspection facilities located in Lemon Grove, Escondido, and Santee, California. There was a fourth station that is in the licensing stage in San Marcos, California that the city of San Marco's denied a business license to.

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

Our fourth location located at 1232 Los Vallecitos Blvd, Ste 104 in San Marcos, California will not open because the city of San Marcos denied a variance conditional use.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005 COMPARED TO THE QUARTER ENDED JUNE 30, 2004:

Sales Revenues: For the second quarter of 2005, the Company had sales revenues of $65,737, compared to $55,054 in sales revenues for the second quarter of 2004. For the first half of 2005, the Company had sales revenues of $120,546, compared to $104,016 in sales revenues for the first half of 2004. For the second quarter 2005 same store sales $57,618 compared to second quarter 2004 $55,054. This shows a same store increase of 4.65%.

Cost of Revenues: Cost of revenues is comprised of smog technician expenses, Vehicle Information Database transmission fees, and smog certificates. Cost of revenues for the second quarter of 2005 totaled $68,496, as compared to $25,998 for the second quarter of 2004. The cost of revenues increased because of the company trying to increase the number of station open and hiring technicians prior to a new station opening, and in the second quarter of 2004 the stations were open for a total of 46 hours a week now they are open for at least 60 a week. Cost of revenues for the second quarter of 2005 equaled 104% of sales revenue. First half 2005 cost of revenues totaled $105, 878 compared to first half 2004 of $50,832. This increase is because of the company's efforts to grow from two stations to three stations and preparing for a fourth.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the second quarter of 2005 totaled $(2,758), or 104% of sales revenue, as compared to $14,669 for the second quarter of 2004. First half of 2005 totaled $14,669, as compared to $53,184 for the first half 2004.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $107,181 for the second quarter of 2005 as compared to $99,854 for the second quarter of 2004. The increase in operating costs is attributable to a third station opening up. First half 2005 operating cost totaled $856,310 as compared to $204,706 in the first half of 2004.

Operating Loss: The Company's operating loss for the second quarter of 2005 was $119,034 as compared to $75,858 for the second quarter of 2004. The increase in operating loss is attributable to a new station. First half loss is $855,796 as compared to a loss of $156,974 in the first half of 2004.

Ordinary (Non-Operating) Income: The Company recognized ordinary (non-operating) income of $0 in the second quarter of 2004 as compared to $0 in the second quarter of 2005 and first half 2005 income of $0 as compared to $4667 in the first half of 2004 due to the write-off of accounts payable of $6,153 and adjustments to income of ($1,486) to accurately reflect asset balances during the second quarter of 2004.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus ordinary (non-operating) income. For the second quarter of 2005, our net loss was $119,034 as compared to $75,858 for the second quarter of 2004. First half 2005 loss $857,396 as compared to $156,974. The increase in the Company's net loss is attributable to expansion efforts and consulting fees.

Income Tax Provision: Due to the Company's net loss of $119,034 for the second quarter of 2005 and $75,858 for the second quarter of 2004, the provision for income tax for each of these quarters was $0.

Liquidity And Capital Resources: During the first half of 2005, the Company used cash in operations of $279,482, compared to $137,582 for the first half of 2004. The principal reason for the comparative first half increase of $141,900 in cash used in operations is attributable to the Company growing the number of stations. During the first half of 2005, cash provided by financing activities totaled $337,017, compared to $138,617 for the first half of 2004. The comparative first half increase of $198,400 in cash provided by financing activities is attributable the selling of shares at $1 per share of $231,500, an increase in capitalized lease obligations of $75,316 and an increase in notes payable of $32,699.


ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of June 30, 2005, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our two smog check stations and also serves as our Chief Financial Officer.

There was no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

None filed in 2nd Quarter 2005

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2005                   CALIFORNIA CLEAN AIR, INC.

                                        By: /s/ STEPHEN D. WILSON
                                           -------------------------------------
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, Secretary