Form 10QSB
period 2005-09-30
CALIFORNIA CLEAN AIR INC
filed 2005-11-14
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

As of October 26, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ................................................ 2

         Consolidated Unaudited Balance Sheet as of September 30, 2005 and
              Audited Balance Sheet as of December 31, 2004................... 2

         Consolidated Unaudited Statements of Operations for the Quarters &
              First 9 months ended September 30, 2005 and September
              30,2004......................................................... 4

         Consolidated Unaudited Statements of Cash Flows for the First 9 months ended September 30, 2005 and September
              30,2004......................................................... 5

         Notes to Consolidated Financial Statements........................... 7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...............................................17

         Business Organization and Description ...............................17

         Our Smog Check Test-Only Stations ...................................17

         Results of Operations For The Quarter Ended September 30, 2005 Compared
              To The Quarter Ended September 30, 2004.........................18


ITEM 3.  CONTROLS AND PROCEDURES..............................................20


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................20

INDEX TO EXHIBITS.............................................................20

SIGNATURES....................................................................20

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                              AS OF             AS OF
                                      SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                          (Unaudited)         (Audited)
                                          ------------       ------------
CURRENT ASSETS
   Cash                                   $    19,921        $     31,414
   Prepaid expenses                             9,442               2,076
   Accounts Receivable                        100,000                   0
                                          ------------       ------------
     TOTAL CURRENT ASSETS                     129,363              33,490


NET PROPERTY & EQUIPMENT                      133,823              76,055

OTHER ASSETS

   Deposits                                    10,896              12,123
                                          ------------       ------------
     TOTAL OTHER ASSETS                        10,896              12,123
                                          ------------       ------------
                  TOTAL ASSETS            $   274,082        $    121,668
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

                           CALIFORNIA CLEAN AIR, INC.
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                              AS OF                  AS OF
                                         SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                           (Unaudited)             (Audited)
                                           ------------           ------------
CURRENT LIABILITIES
   Accounts payable                        $        825           $      9,309
   Accrued payroll and payroll related
     Liabilities                                 29,062                      0
   Accrued state minimum franchise taxes          4,000                   2400
   Capitalized lease obligation
      - current portion                          19,529                  6,372
   Notes payable to related party               284,791                123,164
                                           ------------           ------------
     TOTAL CURRENT LIABILITIES                  338,208                141,245

LONG-TERM LIABILITIES
     Capitalized lease obligation                81,370                 25,238
                                           ------------           ------------
     TOTAL LONG-TERM LIABILITIES                 81,370                 25,238
                                           ------------           ------------
TOTAL LIABILITIES                               419,578                166,483

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($0.001 par value),
   20,000,000 shares authorized;
   4,000,000 shares issued & outstanding          4,000                  4,000

   Common stock ($0.001 par value, 100,000,000
   shares authorized;  4,822,420 and 3,953,540
   shares issued and outstanding as of September
   30, 2005 and December 31, 2004, respectively)  4,822                  3,953

   Additional paid in capital                 3,818,598              2,950,487
 Retained earnings (deficit)                 (3,972,916)            (3,003,255)
                                           ------------           ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (145,496)               (44,815)
                                           ------------           ------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)             $    274,082           $    121,668
                                           ============           ============











        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               THIRD QUARTER                FIRST 9 MONTHS
                             ENDING SEPTEMBER 30         ENDING SEPTEMBER 30
                                 (Unaudited)                 (Unaudited)
                          -------------------------   -------------------------
                             2005           2004         2005           2004
                          ----------     ----------   ----------     ----------


SALES REVENUES            $   76,775     $   51,773   $  197,322     $  155,790
                          ----------     ----------   ----------     ----------
Total Revenues                76,775         51,773      197,322        155,790
                          ----------     ----------   ----------     ----------
COST OF REVENUES              70,335         27,036      176,213         77,868
                          ----------     ----------   ----------     ----------
GROSS PROFIT                   6,440         24,737       21,109         77,922
                          ----------     ----------   ----------     ----------
OPERATING COSTS
  Operating expenses         109,611      2,152,530      965,921      2,357,235
  Depreciation expense         9,094          5,060       23,249         15,180
                          ----------     ----------   ----------     ----------
Total Operating Costs        118,705      2,157,590      989,170      2,372,415
                          ----------     ----------   ----------     ----------

OPERATING INCOME (LOSS)     (112,266)    (2,132,853)    (968,061)    (2,294,493)

ORDINARY (NON-OPERATING)
   INCOME (LOSS)                   0              0            0          4,667
                          ----------     ----------   ----------     ----------
INCOME (LOSS) BEFORE
   INCOME TAXES           $ (112,266)   $(2,132,853)    (968,061)    (2,289,826)
                          ----------     ----------   ----------     ----------

INCOME TAX (PROVISION)
    BENEFIT                        0              0        1,600          1,600
                          ----------     ----------   ----------     ----------

NET INCOME (LOSS)         $ (112,266)   $(2,132,853)    (969,661)    (2,291,426)
                          ----------     ----------   ----------     ----------

BASIC EARNINGS
  (LOSS) PER SHARE        $    (0.02)    $    (1.43)  $    (0.21)    $    (1.97)
                          ----------     ----------   ----------     ----------

WEIGHTED AVERAGE NO. OF
COMMON SHARES OUTSTANDING  4,822,420      1,490,202    4,705,486      1,164,593
                          ----------     ----------   ----------     ----------








        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FIRST 9 MONTHS    FIRST 9 MONTHS
                                                     2005              2004
                                                 (Unaudited)       (Unaudited)
                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES


    NET INCOME (LOSS)                           $    (969,661)    $  (2,291,426)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
    COMMON SHARES ISSUED FOR NOTE PAY.                                  293,800
    DEPRECIATION EXPENSE                               23,249            15,180
    COMMON STOCK ISSUED FOR SERVICES                  637,480         2,055,000

Changes in assets and liabilities:
   (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE        (100,000)                0
   (INCREASE) DECREASE IN PREPAID EXPENSES             (7,367)           (1,473)
   (INCREASE) DECREASE IN DEPOSITS                      1,227              (149)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE            (8,484)          (19,167)
    INCREASE (DECREASE) IN ACCRUED PAYROLL             29,062            48,708
    INCREASE (DECREASE) IN STATE TAXES                  1,600             1,600
                                                --------------    --------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (392,894)         (191,728)

CASH FLOWS FROM INVESTING ACTIVITIES
    NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT       (81,017)                0
                                                --------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (81,017)                0


CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM STOCK SALES                           231,500           130,820
  PAYMENTS ON (PROCEEDS FROM) CAPITALIZED
   LEASE OBLIGATIONS                                   69,290            (4,025)
  PAYMENTS ON NOTES PAYABLE TO RELATED PARTY          161,627          (141,977)
                                                --------------    --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   462,417           278,618

    NET INCREASE (DECREASE) IN CASH                   (11,494)           86,890

    CASH AT BEGINNING OF PERIOD                        31,414             3,285
                                                --------------    --------------

    CASH AT END OF PERIOD                       $      19,920     $      90,175
                                                ==============    ==============

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST          $       7,219     $       4,067
                                                ==============    ==============
    CASH PAID DURING YEAR FOR TAXES             $         579     $         614
                                                ==============    ==============

    SUPPLEMENTAL NONCASH DISCLOSURES
    COMMON STOCK ISSUED FOR SERVICES                  637,480         2,055,000
    COMMON STOCK ISSUED FOR LOAN PAYABLE                    0           293,800












































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

The Company is in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted in the State of California. As a result of the federal Clean Air Act of 1990, the State of California adopted its Smog Check II program designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately owned and operated stations, which are authorized to conduct only the emissions test but are not permitted to make any vehicle repairs. The Company's current inspection facilities are located in Lemon Grove, Escondido, Santee, and Vista, California, respectively.

The Company conducts business through its wholly owned affiliate company, Smog Centers of California, LLC. As a wholly owned subsidiary, California Clean Air (the parent Company) has complete control over the business and will periodically receive distributions and allocations of cash flow and operating profits.

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

B.       BASIS OF CONSOLIDATION


On November 21, 2002, the Company organized Smog Centers of California, LLC (`Smog Centers"), an Oregon limited liability company. California Clean Air, Inc. is the sole owner of Smog Centers. California Clean Air, Inc. owns title to all assets and liabilities of the consolidated financial statements. Smog
Centers was organized to acquire, own and operate test-only vehicle emissions inspection facilities in the State of California under their Smog Check II program. Smog Centers currently operates four "test-only" vehicles emissions inspection facilities.


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


E.       ADVERTISING

The Company expenses the cost of advertising as it is incurred. Advertising expense was $40,873 and $21,856 for the quarters ended September 30, 2005 and 2004, respectively.

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

G.       REVENUE RECOGNITION AND DEFERRED REVENUE

Smog Centers generates revenue through vehicle "test-only" emissions facilities in the State of California under their Smog Check II program. Revenue is recognized when a sale is made.

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

K.       PRINCIPLES OF CONSOLIDATION

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

NOTE 3.  PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarters ending September 30, 2005 and September 30, 2004 was $9,094 and $5,060, respectively.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment. Under the terms of the agreement, Smog Centers is obligated to pay $899 per month through October 2008 for the equipment in Escondido. Smog Centers has a non-cancelable lease for two more BAR 97 machines on the premises of the Santee location the second for our Vista location. These two machines are have been personally guaranteed for by Mr. Wilson and the lease payment per month is $1837. This new lease was entered into on March 18, 2005. Lease payments for the quarters ending September 30, 2005 and September 30, 2004 were $6,371 and $2,697 respectively. Interest expense on the lease obligation for the quarters ending September 30, 2005 and September 30, 2004 was $2,843 and $1,304, respectively.


Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to September 30, 2005:

        Years ending December 31:

              2005     (October through end of year)            $        8,208
              2006                                                      32,833
              2007                                                      32,833
              2008                                                      31,035
              2009    (through May 2009)                                11,022
        Total minimum lease payments                                   115,931
        Less amount representing interest                              (34,540)
                                                                     ----------

        Present value of minimum lease payments                 $       81,391

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  OPERATING LEASE COMMITMENTS

Smog Centers entered into a non-cancelable assignment of lease for the smog station premises in Lemon Grove, California, which requires monthly lease payments of $1,500 through July 1, 2006. Smog Centers entered into a non-cancelable lease for the smog station premises in Escondido, California, which requires monthly payments of $1,500 through November 15, 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. The Company has an option to extend the lease terms for both locations for an additional five (5) years. Smog Centers entered into a 5-year non-cancelable lease for the smog station premises in Santee, California, which requires monthly payments of $1,500 through December 31, 2006; the next four years of the lease can be increased by the cost of living index increase. Smog Centers entered into a non-cancelable lease for the smog station premises in Vista, California, which requires monthly payments of $1,500 through June 30, 2008; $1,700 from July 1, 2008 through June 30, 2009; and $1,800 from July 1,
2009 through June 30, 2010.

Aggregate minimum future lease payments for the smog stations as of September 30, 2005, are:

                 2005 (October through December)           $        18,000
                 2006                                               63,940
                 2007                                               57,692
                 2008                                               56,868
                 2009                                               41,256
                 2010                                               10,800
                                                          -----------------

           Total minimum lease payments                    $       248,556
                                                          =================

Lease expense for the smog stations for the quarters ending September 30, 2005 and September 30, 2004 were $19,228 and $9,000, respectively.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Our President, Stephen D. Wilson, has advanced $284,791 to the company from inception through September 30, 2005. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire the smog station assets at the Company's Lemon Grove facility. The advances are reflected as "Payable to Related Parties" in the Company's financial statements and are non-interest bearing and due on demand.

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

                                             MARCH 31,          DECEMBER 31,
                                               2005                 2004
                                            (Unaudited)          (Audited)
                                        -------------------- -------------------
NET INCOME (LOSS)                       $          (968,061) $       (2,737,924)
BASIC EARNINGS (LOSS) PER SHARE         $             (0.21) $            (2.48)

                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 4,705,486          1,103,445
                                        ==================== ===================


As of September 30, 2005 no dividends have been issued that would reduce earnings available to common shareholders.


NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                               September 30,     DECEMBER 31,
                                                    2005            2004
                                                 (Unaudited)      (Audited)
                                               -------------    -------------
    Deferred tax asset:
    Net operating loss carryover               $   3,972,916    $   3,003,255
                                               -------------    -------------
                                                   3,972,916        3,003,255
    Valuation allowance                           (3,972,916)      (3,003,255)
                                               -------------    -------------
    Net deferred income taxes                              0                0
                                               =============    =============

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
                                                          ================

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company's financial statements contains the following classes of capital stock as of September 30, 2005:

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,000,000 shares issued and outstanding;

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized; 4,822,420 shares issued and outstanding.

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of common stock are entitled to one vote per share of common stock on all matters to be voted on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock. As of September 30, 2005, there were 4,822,420 shares of common stock issued and outstanding.

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. STOCKHOLDERS' EQUITY- CONTINUED

As of September 30, 2005, there were 4,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred Stock have the following rights and preferences: the Series A Preferred Stock is convertible into common stock on a one-for-basis, subject to adjustment for stock splits and similar extraordinary stock events; each share of Series A Preferred Stock has ten (10) votes for each share of common stock into which the preferred stock can be converted; the Series A Preferred Stock votes with the common stock as a single class; and the Series A Preferred Stock is entitled to receive dividends (1) upon the commencement of operations of no less than ten (10) vehicle emissions test centers by Smog Centers; (2) 800,000 shares of the Series A Preferred Stock will be each entitled to receive dividends as and when declared and paid on the common stock; (3) an additional 800,000 shares of Series A Stock will be each entitled to receive dividends as and when declared and paid on the common stock for each additional ten (10) vehicle emissions test centers for which operations have commenced, up to a total of fifty (50) such vehicle test centers; and (4) the liquidation rights will be subordinated to the outstanding common stock. The board of directors has no present plans to issue any additional preferred stock in addition to the Series A Stock.

NOTE 11. ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The Company has a non-qualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2005 there were no stock options issued or outstanding.

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ORGANIZATION & DESCRIPTION

We are in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted by the State of California. As a result of the federal Clean Air Act of 1990, California adopted the Smog Check II program, which was designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately owned and operated stations, which are authorized to conduct the emissions test and are not permitted to make any vehicle repairs. We currently have four inspection facilities located in Lemon Grove, Escondido, Santee, and Vista, California.

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

OUR SMOG CHECK TEST-ONLY STATIONS

On September 11, 2003, Smog Centers opened its first smog check test-only facility, located at 7310 Broadway in Lemon Grove, California

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

On September 6, 2005 Smog Centers opened its fourth smog check test-only facility, located at 485 N. Melrose Dr, Vista, California 97069. Smog Centers entered into a five-year lease for approximately 600 square feet of space comprised of one automotive bay in a gas station. The lease is for an term of five years, commencing July 1, 2005 and continuing until June 30, 2010. Vista, California has a population of approximately 94,000 and is located approximately thirty five miles north of San Diego. At the present time, there are twelve other "test-only" stations in the area.
The equipment lease requires monthly payments of $919 for 60 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor.

Our location located at 1232 Los Vallecitos Blvd, Ste 104 in San Marcos, California will not open because the city of San Marcos denied a variance conditional use. This lease was terminated effective August 31, 2005.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2004:

Sales Revenues: For the third quarter of 2005, the Company had sales revenues of $76,775, compared to $51,773 in sales revenues for the third quarter of 2004. For the first nine months of 2005, the Company had sales revenues of $197,322, compared to $155,790 in sales revenues for the first nine months of 2004. For the third quarter 2005 same store sales of $62,824 compared to third quarter 2004 sales of $51,772. This shows a same store sales increase of 21.35%.

Cost of Revenues: Cost of revenues is comprised of smog technician expenses, Vehicle Information Database transmission fees, and smog certificates. Cost of revenues for the third quarter of 2005 totaled $70,335, as compared to $27,036 for the third quarter of 2004. The cost of revenues increased because of the company trying to increase the number of station open and hiring technicians prior to a new station opening, and in the third quarter of 2004 the stations were open for a total of 46 hours a week now they are open for at least 60 a week. Cost of revenues for the third quarter of 2005 equaled 92% of sales revenue. First nine months 2005 cost of revenues totaled $176,213 compared to first nine months 2004 of $77,868. This increase is because of the company's efforts to grow from three stations to four stations.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the third quarter of 2005 totaled $6440, or 8% of sales revenue, as compared to $24,737 for the third quarter of 2004. First nine months of 2005 totaled $21,109, as compared to $77,922 for the first nine months 2004.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $109,611 for the third quarter of 2005 as compared to $2,152,530 for the third quarter of 2004. The decrease in operating costs is attributable to no consulting fees incurred in the third quarter of 2005. The first nine months of 2005 operating cost totaled $965,921 as compared to $2,357,235 in the first nine months of 2004.

Operating Loss: The Company's operating loss for the third quarter of 2005 was $112,266 as compared to $2,132,853 for the third quarter of 2004. The decrease in operating loss is attributable to no consulting fees in the third quarter of 2005. The first nine months loss for 2005 is $989,170 as compared to a loss of $2,372,415 in the first nine months of 2004.

Ordinary (Non-Operating) Income: The Company recognized ordinary (non-operating) income of $0 in the third quarter of 2004 as compared to $0 in the third quarter of 2005 and first nine months 2005 income of $0 as compared to $4667 in the first nine months of 2004 due to the write-off of accounts payable of $6,153 and adjustments to income of ($1,486) to accurately reflect asset balances during the second quarter of 2004.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus ordinary (non-operating) income. For the third quarter of 2005, our net loss was $112,266 as compared to $2,132,853 for the third quarter of 2004. The first nine months of 2005 loss was $969,661 as compared to a loss of $2,291,426 in the first nine months of 2004.

Income Tax Provision: Due to the Company's net loss of $112,266 for the third quarter of 2005 and a loss of $2,132,853 for the third quarter of 2004, the provision for income tax for each of these quarters was $0.

Liquidity And Capital Resources: During the first nine months of 2005, the Company used cash in operations of $392,894, as compared to $191,728 for the first nine months of 2004. The principal reason for the comparative first nine months increase of $201,166 in cash used in operations is attributable to the Company growing the number of stations. During the nine months of 2005, cash provided by financing activities totaled $462,417, compared to $278,618 for the first nine months of 2004. The comparative first nine months increase of $183,799 in cash provided by financing activities is attributable the selling of shares at $1 per share of $231,500, an increase in capitalized lease obligations of $69,290 and an increase in notes payable of $161,627.

ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of September 30, 2005, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our four smog check stations and also serves as our Chief Financial Officer.

There was no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Exhibits.

INDEX TO EXHIBITS:

EXHIBIT
NO.      DESCRIPTION
---      -----------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

Reports on Form 8-K.

Form 8-K filed by the Company on September 30, 2005, pertaining to Item Nos. 1.01, 1.02 & 9.01 regarding the lease for 485 N Melrose Dr, Vista, California, and the cancellation of the lease for 1232 Los Valliciotos, San Marcos, California.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005          CALIFORNIA CLEAN AIR, INC.

                                 By: /s/ STEPHEN D. WILSON
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, Secretary