Form 10KSB
period 2005-12-31
CALIFORNIA CLEAN AIR INC
filed 2006-04-17
CIK 1119697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act Of 1934 for the fiscal year ended December 31, 2005.

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

                          Yes    X                  No
                              -------                  -------

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

         The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of _____N/A___________ was ___N/A_________.


         As of January 1, 2006 the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420.


DOCUMENTS INCORPORATED BY REFERENCE: Prospectus filed on August 9, 2004 pursuant to Rule 424(b) of the Securities Act of 1933.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 4

ITEM 2.  DESCRIPTION OF PROPERTY............................................. 9

ITEM 3.  LEGAL PROCEEDINGS................................................... 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 9

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................10

ITEM 7.  FINANCIAL STATEMENTS................................................11

         Auditor's Report....................................................12

         Balance Sheets as of December 31, 2005 and 2004.....................13

         Statement of Operations for the years ended December 31, 2005 and
         2004................................................................15

         Statement of Changes in Stockholder's Equity for the years ended
         December 31, 2005 and 2004..........................................16

         Statement of Cash Flows for the years ended December 31, 2005 and
         2004................................................................17

         Notes to Financial Statements.......................................18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ...............................................29

ITEM 8A. CONTROLS AND PROCEDURES.............................................29

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................29

ITEM 10. EXECUTIVE COMPENSATION..............................................30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.....................................31

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................32

ITEM 13. EXHIBITS ...........................................................32

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................33

SIGNATURES...................................................................33

INDEX TO EXHIBITS............................................................34

--------------------------------------------------------------------------------
                                     PART I


ITEM  1.          DESCRIPTION OF BUSINESS

         We are in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted in the State of California. As a result of the federal Clean Air Act of 1990, the State of California adopted its Smog Check II program designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately-owned and operated stations which are authorized to conduct only the emissions test but are not permitted to make any vehicle repairs. Our current inspection facilities are located in Lemon Grove, Escondido, Santee, Vista, and El Cajon, California, respectively.

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

         As previously described, we operate five test-only stations in Lemon Grove, Escondido, Santee, Vista, and El Cajon, California, respectively.
All of these properties are leased from third-party lessors. In addition, our principal executive and administrative offices and those of Smog Centers of California, LLC are located at 2434 Vineyard Ave, Suite 101, Escondido, California 92029.

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

         RECORD HOLDERS

         There is only one class of common stock. As of January 1, 2006, there are 245 shareholders of record for the Company's common stock and a total of 4,822,420 shares of common stock issued and outstanding.

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

         We did not sale unregistered securities in 2005.


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

         As of December 31, 2005, we had minimal cash on hand in the amount of $13,458. In order to expand our business, we will need to obtain financing during the next twelve months. It is anticipated that additional cash requirements for all stations during the next twelve months will be needed.

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

ITEM  7.          FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Auditor's Report.............................................................12

Balance Sheets as of December 31, 2005 and  2004.............................13

Statement of Operations for the years ended December 31, 2005 and  2004......15

Statement of Changes in Stockholder's Equity for the years ended December 31,
2005 and 2004................................................................16

Statement of Cash Flows for the years ended December 31, 2005 and 2004.......17

Notes to Financial Statements................................................18

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

Armando Ibarra, Jr., C.P.A., JD             Members of the American Institute of
                                            Certified Public Accountants

                   Registered with the Public Company Accounting Oversight Board



To the Board of Directors
California Clean Air, Inc.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of California Clean Air, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Clean Air, Inc. as of December 31, 2005 and 2004, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ ARMANDO C. IBARRA
--------------------------
ARMANDO C. IBARRA, CPA

March 31, 2006
Chula Vista, Ca. 91910

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                             AS OF             AS OF
                                          DECEMBER 31,      DECEMBER 31,
                                              2005              2004
                                           (Audited)         (Audited)
                                        --------------    --------------


CURRENT ASSETS

   Cash                                  $     13,458      $     31,414

   Prepaid expenses                            14,878             2,076

   Loans receivable                           100,000                 -
                                        --------------    --------------


     TOTAL CURRENT ASSETS                     128,336            33,490


NET PROPERTY & EQUIPMENT                      164,402            76,055

OTHER ASSETS

      Deposits                                 12,532            12,123
                                        --------------    --------------


     TOTAL OTHER ASSETS                        12,532            12,123
                                        --------------    --------------


                  TOTAL ASSETS           $    305,270      $    121,668
                                        ==============    ==============

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                       AS OF           AS OF
                                                    DECEMBER 31,    DECEMBER 31,
                                                       2005            2004
                                                     (Audited)       (Audited)
                                                   -------------   -------------
CURRENT LIABILITIES
   Accounts payable                                 $   139,590     $     9,309
   Accrued payroll and payroll related liabilities       46,285               -
   Accrued state minimum franchise taxes                  4,000           2,400
   Capitalized lease obligation - current portion        32,034           6,372
   Loans payable to related party                       255,172         123,164
                                                   -------------   -------------

     TOTAL CURRENT LIABILITIES                          477,081         141,245

LONG-TERM LIABILITIES
   Capitalized lease obligation                         107,439          25,238
                                                   -------------   -------------

     TOTAL LONG-TERM LIABILITIES                        107,439          25,238
                                                   -------------   -------------

TOTAL LIABILITIES                                       584,520         166,483

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ( $0.001 par value,
   20,000,000 shares authorized;
   4,000,000 shares issued and outstanding as of
   December 31, 2005)                                     4,000           4,000

   Common stock ( $0.001 par value,
   100,000,000 shares authorized;
   4,822,420 and 3,953,540 shares issued and
   outstanding as of December 31, 2005 and 2004,
   respectively)                                          4,822           3,953

   Additional paid-in capital                         3,818,598       2,950,487
 Retained earnings (deficit)                         (4,106,670)     (3,003,255)
                                                   -------------   -------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (279,250)        (44,815)
                                                   -------------   -------------
TOTAL LIABILITIES
  & STOCKHOLDERS' EQUITY (DEFICIT)                  $   305,270     $   121,668
                                                   =============   =============

                           CALIFORNIA CLEAN AIR, INC.
                            STATEMENTS OF OPERATIONS

                                         YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,
                                            2005            2004
                                         (Audited)        (Audited)
                                      ---------------  ---------------
SALES REVENUES                         $     288,813    $     201,644
                                      ---------------  ---------------
Total Revenues                               288,813          201,644
                                      ---------------  ---------------

COST OF REVENUES                             260,355          116,307
                                      ---------------  ---------------

GROSS PROFIT                                  28,458           85,337
                                      ---------------  ---------------
OPERATING COSTS
   Operating expenses                        902,486        2,686,951
   Advertising expense                       183,270          110,029
   Depreciation expense                       32,343           20,242
                                      ---------------  ---------------

Total Operating Costs                      1,118,099        2,817,222
                                      ---------------  ---------------

OPERATING INCOME (LOSS)                   (1,089,641)      (2,731,885)
                                      ---------------  ---------------
OTHER INCOME &(Expenses)
   Other income(LOSS)                              -            4,667
   Interest expense                          (12,174)
                                      ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES      $  (1,101,815)   $  (2,736,324)
                                      ---------------  ---------------

INCOME TAX (PROVISION) BENEFIT                 (1600)          (1,600)
                                      ---------------  ---------------

NET INCOME (LOSS)                      $  (1,103,415)   $  (2,737,124)
                                      ---------------  ---------------

BASIC EARNINGS (LOSS) PER SHARE        $        (.23)   $       (2.48)
                                      ---------------  ---------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 4,747,914        1,103,445
                                      ---------------  ---------------

                           CALIFORNIA CLEAN AIR, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM DECEMBER 31, 2002 TO DECEMBER 31, 2005

------------------------------------------------------------------------------------------------------------------------------------
                                           PREFERRED   PREFERRED      COMMON        COMMON    ADDITIONAL   RETAINED        TOTAL
                                           SHARES      STOCK          SHARES        STOCK      PAID-IN     EARNINGS
                                                                                               CAPITAL     (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
     BALANCE,  DECEMBER 31, 2002                  -    $       -     5,000,000    $  5,000     $     -      $  (54,531)  $ (49,531)
------------------------------------------------------------------------------------------------------------------------------------

     Common stock exchanged for
     convertible preferred stock           4,000,000       4,000    (4,000,000)     (4,000)                                      -
     Net loss for the year ended
     December 31, 2003                                                                                        (211,600)   (211,600)
------------------------------------------------------------------------------------------------------------------------------------
     BALANCE,  DECEMBER 31, 2003           4,000,000       4,000     1,000,000       1,000           -        (266,131)   (261,131)
------------------------------------------------------------------------------------------------------------------------------------

     Common stock issued on August 11,
       2004 for debt settlement                                        293,800         293      293,507                    293,800
     Common stock issued on August 20,
       2004 for cash                                                     7,820           8        7,812                      7,820
     Common stock issued on August 20,
       2004 for services rendered                                      330,000         330      329,670                    330,000
     Common stock issued on Sept 15,
       2004 for cash                                                    21,800          22       21,678                     21,700
     Common stock issued on Sept 20,
       2004 for debt settlement                                          1,000           1          999                      1,000
     Common stock issued on Sept 22,
       2004 for services rendered                                    1,725,000       1,724    1,723,276                  1,725,000
     Common stock issued on Sept 29,
       2004 for cash                                                   100,300         100      100,200                    100,300
     Common stock issued on October 21,
       2004 for services rendered                                      272,500         272      272,228                    272,500
     Common stock issued on October 25,
       2004 for cash                                                     3,000           4        2,996                      3,000
     Common stock issued on Nov 18,
       2004 for cash                                                   161,500         162      161,338                    161,500
     Common stock issued on Dec 20,
       2004 for services rendered                                       35,020          35       34,985                     35,020
     Common stock issued on Dec 27,
       2004 for cash                                                     1,800           2        1,798                      1,800
     Net loss for the year ended
     December 31, 2004                                                                                      (2,737,124) (2,737,124)
------------------------------------------------------------------------------------------------------------------------------------
     BALANCE,  DECEMBER 31, 2004           4,000,000    $  4,000     3,953,540    $  3,953   $2,950,487    $(3,003,255) $  (44,815)
------------------------------------------------------------------------------------------------------------------------------------
     Common stock issued on January 25,
       2005 for services rendered                                      637,480         637      636,843                    637,480
     Common stock issued on February 2,
       2005 for cash                                                     1,000           1          999                      1,000
     Common stock issued on March 9,
       2005 for cash                                                   200,000         200      199,800                    200,000
     Common stock issued on March 31,
       2005 for cash                                                       500           1          499                        500
     Common stock issued on April 12,
       2005 for cash                                                     1,000           1          999                      1,000
         Net loss for the year ended
     December 31, 2005                                                                                      (1,103,415) (1,103,415)

------------------------------------------------------------------------------------------------------------------------------------
       BALANCE,  DECEMBER 31, 2005         4,000,000    $  4,000     4,822,420    $  4,822   $3,818,598    $(4,106,670) $ (279,250)
------------------------------------------------------------------------------------------------------------------------------------

                           CALIFORNIA CLEAN AIR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year End        Year End
                                                                    2005            2004
                                                                  (Audited)       (Audited)
                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

    NET INCOME (LOSS)                                            $(1,103,415)    $(2,737,124)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
    COMMON SHARES ISSUED FOR NOTE PAY.                                     -         294,800
    COMMON STOCK ISSUED FOR SERVICES                                 637,480       2,362,520
    DEPRECIATION EXPENSE                                              32,343          20,242

Changes in assets and liabilities:
   (INCREASE) DECREASE IN LOAN RECEIVABLE                           (100,000)              -
   (INCREASE) DECREASE IN PREPAID EXPENSES                           (12,802)           (659)
   (INCREASE) DECREASE IN DEPOSITS                                      (409)         (5,474)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE                          130,281         (30,594)
    INCREASE (DECREASE) IN ACCRUED PAYROLL                            46,285         (25,860)
    INCREASE (DECREASE) IN STATE INCOME TAXES                          1,600           1,600
                                                                -------------   -------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                (368,637)       (120,549)

CASH FLOWS FROM INVESTING ACTIVITIES
    NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT                     (120,690)              -
                                                                -------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (120,690)              -

  PAYMENTS ON (PROCEEDS FROM) CAPITALIZED
   LEASE OBLIGATIONS                                                 107,863          (5,471)
  PAYMENTS ON NOTES PAYABLE TO RELATED PARTY                         132,008        (141,970)
  CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM STOCK SALES                                         231,500         296,120
                                                                -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  471,371         148,679

    NET INCREASE (DECREASE) IN CASH                                  (17,957)         28,129

    CASH AT BEGINNING OF PERIOD                                       31,415           3,285
                                                                -------------   -------------
       CASH AT END OF PERIOD                                     $    13,458     $    31,414
                                                                =============   =============

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST                           $    12,174     $     9,106
                                                                =============   =============
    CASH PAID DURING YEAR FOR TAXES                              $     1,600     $     1,600
                                                                =============   =============
    SUPPLEMENTAL NONCASH DISCLOSURES
    COMMON STOCK ISSUED FOR SERVICES                                 637,480       2,362,520
        COMMON STOCK ISSUED FOR LOAN PAYABLE                               -         294,800

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

E.       ADVERTISING

The Company expenses the cost of advertising as it is incurred. Advertising expense was $183,270 and $110,029 for the years ended December 31, 2005 and 2004, respectively.

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

J.         REPORTING CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

The Company reports and displays consolidated comprehensive income (loss) and Its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the years ended December 31, 2005 and 2004.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the future. Currently, management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

                                              DECEMBER 31,        DECEMBER 31,
                                                  2005               2004
                                           -----------------   -----------------

       Office equipment                     $        11,774     $        11,708
       Equipment                                    210,125              89,500
                                           -----------------   -----------------
                                            $       121,899     $       101,208
       Less Accumulated Depreciation                (57,497)            (25,153)
                                           -----------------   -----------------
       NET PROPERTY AND EQUIPMENT           $       164,402     $        76,055
                                           =================   =================


Depreciation for the year ending December 31, 2005 and 2004 was $32,343 and $20,242, respectively.

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment. Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2005:

           Years ending December 31:

                2006                                   $     41,920
                2007                                         41,916
                2008                                         40,118
                2009                                          8,990
                2010                                         15,264
                                                      --------------

           Total minimum lease payments                     112,208
           Less amount representing interest                  9,744
                                                      --------------

           Present value of minimum lease payments     $     31,610
                                                      ==============


NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers has entered into five non-cancelable lease agreements for smog center facilities, under the terms of the agreements, a monthly lease payment are as follows:

Escondido location of $1,500 as of November 14, 2003 through November 15 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008.

Lemon Grove location of $1,500 through July 01, 2006. The Company has an option to extend the terms of the lease on both locations for an additional five (5) years.

El Cajon location of $1,750 as of December 1, 2005 through November 30, 2008; $2,000 as of December 1, 2008 through November 30, 2009; $2,100 as of December 1, 2009 through November 30, 2010.

Vista location of $1,500 as of July 1, 2005 through June 30, 2008; $1,700 as of July 1, 2008 through June 30, 2009; $1,800 as of July 1, 2009 through June 30, 2010.

Santee location of $1,500 as of January 1, 2005 through December 31, 2005; $1,500 per month through December 31, 2008 plus a cost of living increase each year of at least 5%, but not more than 10%.

Aggregate minimum future lease payments under these non-cancelable leases are as follows for the years ending subsequent to December 31, 2005:

                  Years ending December 31:

                        2006                                $      64,950
                        2007                                       84,500
                        2008                                       79,050
                        2009                                       82,900
                                                           ---------------

                  Total minimum lease payments              $     311,400
                                                           ===============


NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

The operating expenses of California Clean Air, Inc., consisting principally of business investment activities, and they have been paid for by advances received from an individual considered to be a related party. The advances are non-interest bearing and are due on demand; however, this individual has orally agreed not to demand repayment until cash is available from operations. As of December 31, 2005 the loans payable amount was $255,172.


NOTE 7.  BASIC & DILUTED INCOME (LOSS) PER COMMON SHARE

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

                                                         December 31,              December 31,
                                                             2005                      2004
                                                     ---------------------     --------------------
Net income (loss) from operations                     $        (1,103,415)      $       (2,737,924)

Basic income (loss) per share                         $             (0.23)      $            (2.48)
                                                     =====================     ====================

Weighed average number of shares outstanding                    4,747,914                1,103,445
                                                     =====================     ====================

As of December 31, 2005 there have not been any preferred dividends issued that would reduce earnings available to common shareholders. Therefore, calculation of diluted earning per share was omitted because the exercise of preferred stock would be antidilutive.

NOTE 8.  INCOME TAXES

Deferred income taxes consisted of the following:
                                                          DECEMBER 31, 2005
                                                        ---------------------

     Beg. Retained Earnings                              $       (3,003,255)
     Net Income (Loss) for Year ended 12/31/05                   (1,103,415)
                                                        ---------------------
     Ending Retained Earnings                            $       (4,106,670)

     Gross income tax benefit                            $        1,396,268
     Valuation allowance                                         (1,396,268)
                                                        ---------------------
     Net income tax benefit                              $                -
                                                        =====================


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


NOTE 9.  OPERATING SEGMENTS

    For the Year Ended 2005                California          Smog Centers of
                                           Clean Air, Inc.     California, LLC
                                           -----------------   -----------------

    Total Revenue                           $             0     $       288,813
    Costs of Revenues                                     0            (260,355)
                                           -----------------   -----------------

    Gross Profit                                          0              28,458
    Total Operating Costs                          (753,380)           (378,493)
                                           -----------------   -----------------

    Operating Income (Loss)                        (753,380)           (350,035)
    Total Other Income & (Expenses)                       0                   0
                                           -----------------   -----------------
    Income (Loss) before Income Tax
          and Extraordinary Items           $      (753,380)    $      (350,035)
                                           =================   =================

    For the Year Ended 2004                California          Smog Centers of
                                           Clean Air, Inc.     California, LLC
                                           -----------------   -----------------

    Total Revenue                           $             0     $       201,644
    Costs of Revenues                                     0            (116,307)
                                           -----------------   -----------------

    Gross Profit                                          0              85,337
    Total Operating Costs                        (2,611,451)           (205,771)
                                           -----------------   -----------------

    Operating Income (Loss)                      (2,611,451)           (120,434)
    Total Other Income & (Expenses)                     878              (5,317)
                                           -----------------   -----------------
    Income (Loss) before Income Tax
          and Extraordinary Items           $    (2,610,573)    $      (125,751)
                                           =================   =================

In accordance with FASB 131 paragraph 18 the Company is reporting the information of their operating segments that meet the quantitative thresholds.


NOTE 10.  TRANSACTIONS WITH STOCKHOLDERS

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


NOTE 11.  STOCK TRANSACTIONS

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

On September 15, 2004 the Company issued 21,800 shares of common stock for cash valued at $1.00 per share.

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

On January 20, 2005 the Company issued 637,480 shares of common stock for services rendered valued at $1.00 per share.

On February 3, 2005 the Company issued 1,000 shares of common stock for cash valued at $1.00 per share.

On March 3, 2005 the Company issued 200,000 shares of common stock for cash valued at $1.00 per share.

On March 14, 2005 the Company issued 500 shares of common stock for cash valued at $1.00 per share.

On April 6, 2005 the Company issued 30,000 shares of common stock for cash valued at $1.00 per share.

As of December 31, 2005 the Company had 4,822,520 shares of common stock issued and outstanding.


NOTE 12.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:

Preferred stock, $0.001 par value; 20,000,000 shares authorized: 4,000,000 shares issued and outstanding.

Common stock, $0.001 par value; 100,000,000 shares authorized: 4,822,520 shares issued and outstanding.


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

As of December 31, 2005 there were no stock options issued or outstanding.

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


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons constitute all of our executive officers and directors:

     NAME                      AGE              POSITION
     ----                      ---              --------

Stephen D. Wilson              30               President, Corporate Secretary,
                                                Director

William Leonard                52               Director

Dewitt H. Montgomery III       53               Director

Michael G. Conner              59               Director


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

         From January 2005 to April 2005, Mr. Wilson was been paid compensation of $6,000 per month, and health insurance of $732 per month. For the 2005 year

Mr. Wilson was paid and received compensation of $37,787 and is owed $43,000 in salary that the company was not able to pay him, totaling $80,787 for the 2005 year.

         We currently have no express agreement or understanding, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment or compensation for services. We have no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of our authorized and not issued common stock. There is no understanding between us and any of our present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation us in a business. There are no other plans, understandings, or arrangements whereby any of our officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with our participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates. There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

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

         Our President, Stephen D. Wilson, has advanced a total of $255,172 as of December 31, 2005.

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

(b) Reports on Form 8-K.

      The following reports on Form 8-K were filed during the period covered by this Form 10-KSB:

            February 27, 2004     Item 4. CHANGES IN REGISTRANT'S CERTIFYING
                                  ACCOUNTANTS;
                                  ------------------------------------------
                                  Item 7. FINANCIAL STATEMENTS, PRO FORMA
                                  FINANCIAL INFORMATION AND EXHIBITS.
                                  ------------------------------------------

            December 17, 2004     Item 1.01 Entry into a material definitive
                                  agreement;
                                  ------------------------------------------
                                  Item 8.01 Other events;
                                  ------------------------------------------
                                  Item 9.01 Financial Statements and Exhibits.
                                  ------------------------------------------

ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                               2004               2005
                                               ----               ----

           Audit Fees                         $ 7,200            $ 7,200
           Audit-Related Fees                     -0-                -0-
           Tax Fees                               -0-                -0-
           All Other Fees                         -0-                -0-

         The  audit  committee,   upon  the   recommendation  of  the  Company's
President, Stephen D. Wilson, approved the engagement of Armando C. Ibarra, Certified Public Accountants, as the Company independent auditors


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of April , 2006.


                                              CALIFORNIA CLEAN AIR, INC.

                                              /s/ STEPHEN D. WILSON
                                              ----------------------------------
                                              Stephen D. Wilson
                                              President, Secretary and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                              Date

/s/ STEPHEN D. WILSON                       President; Chief Executive Officer;
    -----------------                       Secretary; Chief Financial Officer;
    Stephen D. Wilson                       Chief Accounting Officer; Director       April 11, 2006

/s/ WILLIAM LEONARD                         Director                                 April 11, 2006
    ---------------
    William Leonard

/s/ DEWITT H. MONTGOMERY III                Director                                 April 11, 2006
    -----------------------
    Dewitt H. Montgomery III

/s/ MICHAEL G. CONNER                       Director                                 April 11, 2006
    -----------------
    Michael G. Conner

                                INDEX TO EXHIBITS
EXHIBIT
NO.                       DESCRIPTION
-------                   -----------

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

3(ii)      *      Certificate of Amendment of California Clean Air, Inc. dated
                  June 3, 2003.

3(iii)     *      Bylaws of California Clean Air, Inc.

3(iv)      *      Articles of Organization of Smog Centers of California, LLC
                  dated November 21, 2002.

3(v)       *      Operating Agreement of Smog Centers of California, LLC dated
                  January 9, 2003.

                               MATERIAL CONTRACTS

10.1       *      Lease Agreement dated July 1, 2005 between Apro and Smog
                  Centers of California LLC.

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