Form 10QSB
period 2006-03-31
CALIFORNIA CLEAN AIR INC
filed 2006-05-15
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

As of April 1, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS .............................................   3

         Consolidated Unaudited Balance Sheet as of March 31, 2006
                  and Audited Balance Sheet as of December 31, 2005........   3

         Consolidated Unaudited Statements of Operations for the
                  First Quarters ended March 31, 2006 and March 31, 2005...   5

         Consolidated Unaudited Statements of Cash Flows for the
            First Quarters ended March 31, 2006 and March 31, 2005.........   6

         Notes to Consolidated Financial Statements........................   7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ............................................  15

         Business Organization and Description ............................  15

         Our Smog Check Test-Only Stations ................................  16

         Results of Operations For The Quarter Ended March 31, 2006
                  Compared To The Quarter Ended March 31, 2005.............  17


ITEM 3.  CONTROLS AND PROCEDURES...........................................  17


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  18

INDEX TO EXHIBITS..........................................................  18

SIGNATURES.................................................................  18

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------


                                             AS OF             AS OF
                                            March 31,       December 31,
                                              2006              2005
                                          (unaudited)        (Audited)
                                        ---------------   ---------------


CURRENT ASSETS

   Cash                                  $     12,351      $     13,458

   Prepaid expenses                            14,498            14,878

   Loans receivable                           100,000           100,000
                                        ---------------   ---------------


     TOTAL CURRENT ASSETS                     126,849           128,336


NET PROPERTY & EQUIPMENT                      153,324           164,402

OTHER ASSETS

      Deposits                                 12,533            12,532
                                        ---------------   ---------------


     TOTAL OTHER ASSETS                        12,533            12,532
                                        ---------------   ---------------


                  TOTAL ASSETS           $    292,706      $    305,270
                                        ===============   ===============











        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                      AS OF           AS OF
                                                     March 31,     DECEMBER 31,
                                                       2006            2005
                                                   (unaudited)       (Audited)
                                                  --------------  --------------
CURRENT LIABILITIES
   Accounts payable                                $    216,668    $    139,590
   Accrued payroll and payroll related liabilities       82,880          46,285
   Accrued state minimum franchise taxes                  4,800           4,000
   Capitalized lease obligation - current portion        33,138          32,034
   Loans payable to related party                       280,022         255,172
                                                  --------------  --------------

     TOTAL CURRENT LIABILITIES                          617,508         477,081

LONG-TERM LIABILITIES
   Capitalized lease obligation                          99,529         107,439
                                                  --------------  --------------

     TOTAL LONG-TERM LIABILITIES                         99,529         107,439
                                                  --------------  --------------

TOTAL LIABILITIES                                       717,037         584,520

STOCKHOLDERS'  EQUITY (DEFICIT)
   Preferred stock ( $0.001 par value,
   20,000,000 shares authorized;
   4,000,000 shares issued and outstanding as of
   March 31, 2006 and 2005)                               4,000           4,000

   Common stock ($0.001 par value,
   100,000,000 shares authorized;
   4,822,420 and 4,822,420 shares issued and
   outstanding as of March 31, 2006 and 2005,
   respectively)                                          4,822           4,822

   Additional paid-in capital                         3,818,598       3,818,598
 Retained earnings (deficit)                         (4,251,751)     (4,106,670)
                                                  --------------  --------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (424,331)       (279,250)
                                                  --------------  --------------
TOTAL LIABILITIES
  & STOCKHOLDERS' EQUITY (DEFICIT)                 $    292,706    $    305,270
                                                  ==============  ==============





        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                            STATEMENTS OF OPERATIONS

                                                 First Quarter    First Quarter
                                                    Ending           Ending
                                                   March 31,        March 31,
                                                     2006             2005
                                                  (unaudited)      (unaudited)
                                                ---------------  ---------------
SALES REVENUES                                   $     122,481    $      54,809
                                                ---------------  ---------------
Total Revenues                                         122,481           54,809
                                                ---------------  ---------------

COST OF REVENUES                                        90,729           37,382
                                                ---------------  ---------------

GROSS PROFIT                                            31,752           17,427
                                                ---------------  ---------------
OPERATING COSTS
   Operating expenses                                  156,697          749,129
   Depreciation expense                                 11,078            5,060
                                                ---------------  ---------------

Total Operating Costs                                  167,775          754,189
                                                ---------------  ---------------

OPERATING INCOME (LOSS)                               (136,024)        (736,762)
                                                ---------------  ---------------
OTHER INCOME &(Expenses)
      Interest expense                                  (8,257)               -
                                                ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                $    (144,281)   $    (736,762)
                                                ---------------  ---------------

INCOME TAX (PROVISION) BENEFIT                            (800)          (1,600)
                                                ---------------  ---------------

NET INCOME (LOSS)                                $    (145,081)   $    (738,362)
                                                ---------------  ---------------

BASIC EARNINGS (LOSS) PER SHARE                  $        (.03)   $       (0.17)
                                                ---------------  ---------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           4,822,420        4,472,686
                                                ===============  ===============






        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   First Quarter   First Quarter
                                                      Ending          Ending
                                                     March 31,       March 31,
                                                       2006            2005
                                                    (unaudited)     (unaudited)
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

    NET INCOME (LOSS)                               $  (136,824)    $  (738,362)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
    COMMON STOCK ISSUED FOR SERVICES                          -         637,480
    DEPRECIATION EXPENSE                                 11,078           5,060

Changes in assets and liabilities:
   (INCREASE) DECREASE IN LOAN RECEIVABLE                     -               -
   (INCREASE) DECREASE IN PREPAID EXPENSES                  380          (1,279)
   (INCREASE) DECREASE IN DEPOSITS                           (1)            427
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE              77,078          (9,307)
    INCREASE (DECREASE) IN ACCRUED PAYROLL               36,595               -
    INCREASE (DECREASE) IN STATE INCOME TAXES               800           1,600
                                                   -------------   -------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                    (10,893)       (104,381)

CASH FLOWS FROM INVESTING ACTIVITIES
    NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT               -               -
                                                   -------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           -               -

  PAYMENTS ON (PROCEEDS FROM) CAPITALIZED
   LEASE OBLIGATIONS                                     (6,806)         75,316
  PAYMENTS ON NOTES PAYABLE TO RELATED PARTY             24,850             699
  CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM STOCK SALES                                  -         201,500
                                                   -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      18,043         277,516

    NET INCREASE (DECREASE) IN CASH                       7,150          92,118

    CASH AT BEGINNING OF PERIOD                          13,458          31,414
                                                   -------------   -------------
       CASH AT END OF PERIOD                        $    20,608     $   123,532
                                                   =============   =============

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST              $     8,257     $     2,881
                                                   =============   =============
    CASH PAID DURING YEAR FOR TAXES                 $       800     $     1,600
                                                   =============   =============
    SUPPLEMENTAL NONCASH DISCLOSURES
    COMMON STOCK ISSUED FOR SERVICES                          -         637,480
    COMMON STOCK ISSUED FOR LOAN PAYABLE                      -               -

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

E.       ADVERTISING
         -----------

The Company expenses the cost of advertising as it is incurred. Advertising expense was $65,756 and $41,837 for the quarters ended March 31, 2006 and 2005, respectively.

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

K.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

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

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarters ending March 31, 2006 and March 31, 2005 was $11,078 and $5,060, respectively.

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment. Under the terms of the agreement, Smog Centers is obligated to pay $899 per month through October 2008 for the equipment in Escondido. Smog Centers has a non-cancelable lease for two more BAR 97 machines on the premises of the Santee location the second for our Vista location, payments per month for these two machines is $1837. December of 2005 a fourth BAR 97 machine was leased on a three year contract with payments of $1631 . Lease payments for the quarters ending March 31, 2006 and March 31, 2005 were $11,3471 and $6,371 respectively. Interest expense on the lease obligation for the quarters ending March 31, 2006 and March 31, 2005 was $4,665 and $2340, respectively.


Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to March 31, 2006:

             Years ending December 31:
             ------------------------

                   2006 (April 1-December 31)                            39,308
                   2007                                                  52,411
                   2008                                                  49,881
                   2009                                                  22,045
                   2010 (through May 2009)                                7,348
             Total minimum lease payments                               170,993
             Less amount representing interest                          (38,571)
                                                               -----------------

             Present value of minimum lease payments            $       132,422

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  OPERATING LEASE COMMITMENTS

Smog Centers entered into a non-cancelable assignment of lease for the smog station premises in Lemon Grove, California, which requires monthly lease payments of $1,500 through July 1, 2006. Smog Centers entered into a non-cancelable lease for the smog station premises in Escondido, California, which requires monthly payments of $1,500 through November 15, 2006; $1,700 from November 15, 2006 through November 14, 2007; and $1,800 from November 15, 2007 through November 14, 2008. Smog Centers entered into a 5-year non-cancelable lease for the smog station premises in Santee, California, which requires monthly payments of $1,500 through December 31, 2005; the next four years of the lease can be increased by the cost of living index increase. Smog Centers entered into a non-cancelable lease for the smog station premises in Vista, California, which requires monthly payments of $1,500 through June 30, 2008; $1,700 from July 1, 2008 through June 30, 2009; and $1,800 from July 1, 2009 through June 30, 2010. Smog Centers entered into a non-cancelable lease for the smog station premises in El Cajon, California, which requires monthly payments of $1,750 through November 30, 2008; $2,000 from December 1, 2008 through November 30, 2009; and $2,100 from December 1, 2009 through November 30, 2010. The Company has an option to extend the lease terms for all locations for an additional five (5) years.

Aggregate minimum future lease payments for the smog stations as of March 31, 2006, are:

                 2006                                               61,825
                 2007                                               78,500
                 2008                                               77,350
                 2009                                               64,100
                 2010                                               33,900
                                                          -----------------

           Total minimum lease payments                    $       315,675
                                                          =================

Lease expense for the smog stations for the quarters ending March 31, 2006 and March 31, 2005 were $23,475 and $16,090, respectively.


NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Our President, Stephen D. Wilson, has advanced $280,022 to the company from inception through March 31, 2006. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire the smog station assets at the Company's Lemon Grove facility. The advances are reflected as "Payable to Related Parties" in the Company's financial statements and are non-interest bearing and due on demand.

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

                                                2006                 2005
                                           March 31, 2006       March 31, 2005
                                            (Unaudited)          (Unaudited)
                                        -------------------- -------------------
NET INCOME (LOSS)                        $         (145,081)  $        (736,362)
BASIC EARNINGS (LOSS) PER SHARE          $            (0.03)  $            (.17)

                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,822,420           4,472,686
                                        ==================== ===================

As of September 30, 2005 no dividends have been issued that would reduce earnings available to common shareholders.

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                                   March 30,       DECEMBER 31,
                                                     2006             2005
                                                  (Unaudited)       (Audited)
                                                 --------------   --------------
    Deferred tax asset:
    Net operating loss carryover                  $  4,251,751     $  4,106,670
                                                 --------------   --------------
                                                     4,251,751        4,106,670
    Valuation allowance                             (4,251,751)      (4,106,670)
                                                 --------------   --------------
    Net deferred income taxes                                0                0
                                                 ==============   ==============

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company's financial statements contains the following classes of capital stock as of March 31, 2006:

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

As of March 31, 2006, there were 4,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred Stock have the following rights and preferences: the Series A Preferred Stock is convertible into common stock on a one-for-basis, subject to adjustment for stock splits and similar extraordinary stock events; each share of Series A Preferred Stock has ten (10) votes for each share of common stock into which the preferred stock can be converted; the Series A Preferred Stock votes with the common stock as a single class; and the Series A Preferred Stock is entitled to receive dividends (1) upon the commencement of operations of no less than ten (10) vehicle emissions test centers by Smog Centers; (2) 800,000 shares of the Series A Preferred Stock will be each entitled to receive dividends as and when declared and paid on the common stock; (3) an additional 800,000 shares of Series A Stock will

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY- CONTINUED

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

California Clean Air, Inc. (the "Company") was originally incorporated in Delaware on June 2, 2000 under the name of Breakthrough Technology Partners I, Inc. We never commenced any business under our original name. Effective December 17, 2002, we reincorporated in Nevada under our current name pursuant to an Agreement and Plan of Merger with California Clean Air, Inc. The sole purpose for the merger was to change our legal domicile from Delaware to Nevada. Mr. Stephen D. Wilson is our President, Chief Executive Officer and Chief Financial Officer. We qualified to do business in California on August 26, 2003. Smog Centers of California, LLC ("Smog Centers"), was organized as an Oregon limited liability company on November 21, 2002,

                           CALIFORNIA CLEAN AIR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS ORGANIZATION & DESCRIPTION- CONTINUED

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

OUR SMOG CHECK TEST-ONLY STATIONS

On September 11, 2003, Smog Centers opened its first smog check test-only facility, located at 7310 Broadway in Lemon Grove, California

On November 26, 2003, Smog Centers opened its second smog check test-only facility, located at 555 West Grand Avenue in Escondido, California.

On April 20, 2005, Smog Centers opened its third smog check test-only facility, located at 8665 Mission Gorge Rd, Suite A-3 in Santee, California.

On September 6, 2005 Smog Centers opened its fourth smog check test-only facility, located at 485 N. Melrose Dr, Vista, California.

On February 1, 2006 Smog Centers opened its fifth smog check test-only facility, located at 710 N. 2nd St, El Cajon, California 92021. Smog Centers entered into a five-year lease for approximately 600 square feet of space comprised of one automotive bay in a gas station. The lease is for a term of five years, commencing Dec. 1, 2005 and continuing until Nov. 30, 2010. El Cajon, California has a population of approximately 96,000 and is located approximately twelve miles east of San Diego. At the present time, there are twelve other "test-only" stations in the area. The equipment lease requires monthly payments of $1637 for 36 months and provides for an option to purchase the equipment at lease expiration for one dollar. Mr. Wilson has executed a personal guaranty with the equipment lessor.

We charge a total of $60.00 for a smog test for a vehicle that passes the emissions test, which includes $50.00 for the inspection fee, $8.25 for the smog certificate (a pass-through cost) and $ 1.75 for the transmission fee to the Vehicle Information Database. If the vehicle does not pass the emissions test, we only charge $50.00, because the smog certificate is not issued. The stations that have the room to test RV's we charge a total of $110.00. We advertise extensively for all stations in a weekly publication with discount coupons.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005:

Sales Revenues: For the first quarter of 2006, the Company had sales revenues of $122,481, compared to $54,809 in sales revenues for the first quarter of 2005. For the first quarter 2006 same store sales of $74,110 compared to first quarter 2005 sales of $54,793. This shows a same store sales increase of 35%.

Cost of Revenues: Cost of revenues is comprised of smog technician expenses, Vehicle Information Database transmission fees, and smog certificates. Cost of revenues for the first quarter of 2006 totaled $90,729, as compared to $37,382 for the first quarter of 2005. The cost of revenues increased because of the company increasing the number of station open and hiring technicians. Cost of revenues for the first quarter of 2006 equaled 74% of sales revenue. This increase is because of the company's efforts to grow from two stations to five stations.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the first quarter of 2006 totaled $31,752, or 16% of sales revenue, as compared to $17,427 for the first quarter of 2005.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $167,775 for the first quarter of 2006 as compared to $754,189 for the first quarter of 2005. The decrease in operating costs is attributable to no consulting fees incurred in the first quarter of 2006.

Operating Loss: The Company's operating loss for the first quarter of 2006 was $136,024 as compared to $736,762 for the first quarter of 2005. The decrease in operating loss is attributable to no consulting fees in the first quarter of 2006.

Other (Non-Operating) Loss: The Company recognized other (non-operating) loss of $0 in the first quarter of 2005 as compared to $8,257 in the first quarter of 2006.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus other (non-operating) loss. For the first quarter of 2006, our net loss was $144,281 as compared to $736,762 for the first quarter of 2005.

Income Tax Provision: For the first quarter of 2006 $800 was recognized as minimum franchise tax fee as compared to $1600 for the first quarter of 2005.

Liquidity And Capital Resources: During the first three months of 2006, the Company used cash in operations of $10,893, as compared to $104,381 for the first three months of 2005. The principal reason for the comparative three months decrease of $93,488 in cash used in operations is attributable to the Company owing more to accounts payable, an increase in notes payable of $77,078.

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

Date: May 15, 2006               CALIFORNIA CLEAN AIR, INC.

                                 By: /s/ STEPHEN D. WILSON
                                    ------------------------------------
                                    President, Chief Executive Officer,
                                    Chief Financial Officer, Secretary