Form 10QSB
period 2006-06-30
CALIFORNIA CLEAN AIR INC
filed 2006-08-14
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

As of July 1, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of June 30, 2006
                  and Audited Balance Sheet as of December 31, 2005..........  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters & Half ended June 30, 2006 and June 30, 2005......  5

         Consolidated Unaudited Statements of Cash Flows for the
                  Half ended June 30, 2006 and June 30, 2005.................  6

         Notes to Consolidated Financial Statements..........................  7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 14

         Business Organization and Description .............................. 14

         Our Smog Check Test-Only Stations .................................. 14

         Results of Operations for the Quarter Ended June 30, 2006
                  Compared to the Quarter Ended June 30,2005................. 14


ITEM 3.  CONTROLS AND PROCEDURES............................................. 15


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 15

INDEX TO EXHIBITS............................................................ 15

SIGNATURES................................................................... 15

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------
                                     ASSETS
                                     ------

                                             AS OF            AS OF
                                            June 30,       December 31,
                                              2006            2005
                                          (unaudited)       (Audited)
                                        --------------    --------------


CURRENT ASSETS

   Cash                                  $      8,201      $     13,458

   Prepaid expenses                            12,812            14,878

   Loans receivable                           100,000           100,000
                                        --------------    --------------


     TOTAL CURRENT ASSETS                     121,013           128,336


NET PROPERTY & EQUIPMENT                      142,246           164,402

OTHER ASSETS

      Deposits                                 12,467            12,532
                                        --------------    --------------


     TOTAL OTHER ASSETS                        12,467            12,532
                                        --------------    --------------


                  TOTAL ASSETS           $    275,726      $    305,270
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

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      AS OF           AS OF
                                                     June 30,      DECEMBER 31,
                                                       2006            2005
                                                   (unaudited)       (Audited)
                                                   -------------   -------------
CURRENT LIABILITIES
   Accounts payable                                 $     3,810     $   139,590
   Accrued payroll and payroll related liabilities      119,476          46,285
   Accrued state minimum franchise taxes                  4,800           4,000
   Capitalized lease obligation - current portion        34,473          32,034
   Loans payable to related party                       626,545         255,172
                                                   -------------   -------------

     TOTAL CURRENT LIABILITIES                          789,104         477,081

LONG-TERM LIABILITIES
   Capitalized lease obligation                          90,100         107,439
                                                   -------------   -------------

     TOTAL LONG-TERM LIABILITIES                         90,100         107,439
                                                   -------------   -------------

TOTAL LIABILITIES                                       879,204         584,520

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ( $0.001 par value,
   20,000,000 shares authorized;
   4,000,000 shares issued and outstanding as of
   June 30, 2006 and Dec. 31, 2005)                       4,000           4,000

   Common stock ( $0.001 par value,
   100,000,000 shares authorized;
   4,822,420 and 4,822,420 shares issued and
   outstanding as of June 30, 2006 and Dec. 31,
   2005,respectively)                                     4,822           4,822

   Additional paid-in capital                         3,818,598       3,818,598
 Retained earnings (deficit)                         (4,430,898)     (4,106,670)
                                                   -------------   -------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (603,478)       (279,250)
                                                   -------------   -------------
TOTAL LIABILITIES
  & STOCKHOLDERS' EQUITY (DEFICIT)                 $    275,726     $   305,270
                                                   =============   =============






        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             SECOND QUARTER                         FIRST HALF
                                             ENDING JUNE 30                       ENDING JUNE 30
                                              (Unaudited)                           (Unaudited)
                                  -----------------------------------   -----------------------------------
                                        2006               2005               2006               2005
                                  ----------------   ----------------   ----------------   ----------------
SALES REVENUES                     $      134,137     $       65,737     $      256,618     $      120,546
                                  ----------------   ----------------   ----------------   ----------------
Total Revenues                            134,137             65,737            256,618            120,546
                                  ----------------   ----------------   ----------------   ----------------
COST OF REVENUES                          111,397             68,496            202,127            105,878
                                  ----------------   ----------------   ----------------   ----------------
GROSS PROFIT                               22,740             (2,758)            54,492             14,669
                                  ----------------   ----------------   ----------------   ----------------
OPERATING COSTS
  Operating expenses                      177,317            107,181            334,015            856,310
  Depreciation expense                     11,078              9,094             22,156             14,154
                                  ----------------   ----------------   ----------------   ----------------
Total Operating Costs                     188,395            116,275            356,171            870,464
                                  ----------------   ----------------   ----------------   ----------------

OPERATING INCOME (LOSS)                  (165,655)          (119,034)          (301,679)          (855,796)

OTHER INCOME & (EXPENSE)
   Interest expense                       (13,493)            (2,881)           (21,750)            (4,917)
                                  ----------------   ----------------   ----------------   ----------------
INCOME (LOSS) BEFORE
   INCOME TAXES                    $     (179,148)    $     (119,034)          (323,428)          (855,796)
                                  ----------------   ----------------   ----------------   ----------------

INCOME TAX (PROVISION)
    BENEFIT                                     0                  0               (800)            (1,600)
                                  ----------------   ----------------   ----------------   ----------------

NET INCOME (LOSS)                  $     (179,148)    $     (119,034)          (324,228)          (857,396)
                                  ----------------   ----------------   ----------------   ----------------

BASIC EARNINGS
  (LOSS) PER SHARE                 $        (0.04)    $        (0.02)    $        (0.07)    $        (0.18)
                                  ----------------   ----------------   ----------------   ----------------

WEIGHTED AVERAGE NO. OF
COMMON SHARES OUTSTANDING               4,822,420          4,818,753          4,822,420          4,645,720
                                  ----------------   ----------------   ----------------   ----------------







        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 First Half        First Half
                                                   Ending            Ending
                                                June 30, 2006     June 30, 2005
                                                 (unaudited)       (unaudited)
                                               ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

    NET INCOME (LOSS)                           $    (324,228)    $    (857,396)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
    COMMON STOCK ISSUED FOR SERVICES                        -           637,480
    DEPRECIATION EXPENSE                               22,156            14,154

Changes in assets and liabilities:
   (INCREASE) DECREASE IN LOAN RECEIVABLE                   -          (100,000)
   (INCREASE) DECREASE IN PREPAID EXPENSES              2,067            (1,849)
   (INCREASE) DECREASE IN DEPOSITS                         65            (1,073)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE          (135,780)           15,762
    INCREASE (DECREASE) IN ACCRUED PAYROLL             73,191            11,840
    INCREASE (DECREASE) IN STATE INCOME TAXES             800             1,600
                                               ---------------   ---------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (361,729)         (279,482)

CASH FLOWS FROM INVESTING ACTIVITIES
    NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT             -           (81,017)
                                               ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         -           (81,017)

  PAYMENTS ON (PROCEEDS FROM) CAPITALIZED
   LEASE OBLIGATIONS                                  (14,900)           72,818
  PAYMENTS ON NOTES PAYABLE TO RELATED PARTY          371,373            32,699
  CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM STOCK SALES                                -           231,500
                                               ---------------   ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   356,473           337,017

    NET INCREASE (DECREASE) IN CASH                    (5,257)          (23,481)
    CASH AT BEGINNING OF PERIOD                        13,458            31,414
                                               ---------------   ---------------
       CASH AT END OF PERIOD                    $       8,201     $       7,933
                                               ===============   ===============

    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST          $      21,750     $       4,917
                                               ===============   ===============
    CASH PAID DURING YEAR FOR TAXES             $           0     $           0
                                               ===============   ===============
    SUPPLEMENTAL NONCASH DISCLOSURES
    COMMON STOCK ISSUED FOR SERVICES                        -           637,480
        COMMON STOCK ISSUED FOR LOAN PAYABLE                -                 -


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

The Company is in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted in the State of California. As a result of the federal Clean Air Act of 1990, the State of California adopted its Smog Check II program designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately owned and operated stations, which are authorized to conduct only the emissions test but are not permitted to make any vehicle repairs. The Company's current inspection facilities are located in Lemon Grove, Escondido, Santee, Vista, and El Cajon, California, respectively.

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

E.       ADVERTISING
         -----------

The Company expenses the cost of advertising as it is incurred. Advertising expense was $84,270 and $32,266 for the quarters ended June 30, 2006 and 2005, respectively.

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

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarters ending June 30, 2006 and June 30, 2005 was $11,078 and $9,094, respectively.

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment in Escondido, Santee, Vista, and El Cajon. Lease payments for the quarters ending June 30, 2006 and June 30, 2006 were $13,103 and $4,534 respectively. Interest expense on the lease obligation for the quarters ending June 30, 2006 and June 30, 2005 was $5,008 and $2036, respectively.

Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to June 30, 2006:

             Years ending December 31:
             -------------------------
                   2006 (July 1-December 31)                            26,205
                   2007                                                 52,411
                   2008                                                 49,881
                   2009                                                 22,045

                   2010 (through May 2009)                               7,348
             Total minimum lease payments                              157,890
             Less amount representing interest                         (33,533)
                                                                 --------------
             Present value of minimum lease payments              $    124,357

NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers entered into non-cancelable leases for all stations.

Aggregate minimum future lease payments for the smog stations as of June 30, 2006, are:

                 2006                                  38,350
                 2007                                  78,500
                 2008                                  77,350
                 2009                                  64,100
                 2010                                  33,900
                                             -----------------
           Total minimum lease payments       $       292,200
                                             =================

Lease expense for the smog stations for the quarters ending June 30, 2006 and June 30, 2005 were $24,567 and $18,435, respectively.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Our President, Stephen D. Wilson, has advanced $626,545 to the company from inception through June 30, 2006. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire and start smog stations. The advances are reflected as "Payable to Related Parties" in the Company's financial statements and are interest bearing and due on demand.

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

                                             June 30, 2006       June 30, 2005
                                              (Unaudited)          (Unaudited)
                                        -------------------- -------------------
NET INCOME (LOSS)                       $          (179,147) $         (857,396)
BASIC EARNINGS (LOSS) PER SHARE         $             (0.04) $             (.18)
                                        ==================== ===================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,822,420           4,645,720
                                        ==================== ===================

As of June 30, 2006 no dividends have been issued that would reduce earnings available to common shareholders.

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:
                                                  March 30,     DECEMBER 31,
                                                    2006           2005
                                                 (Unaudited)     (Audited)
                                               --------------  -------------
    Deferred tax asset:
    Net operating loss carryover                $  4,430,898    $ 4,106,670
                                               --------------  -------------
                                                   4,430,898      4,106,670
    Valuation allowance                           (4,430,898)    (4,106,670)
                                               --------------  -------------
    Net deferred income taxes                              0              0
                                               ==============  =============

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company's financial statements contains the following classes of capital stock as of June 30, 2006:

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,000,000 shares issued and outstanding;

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized; 4,822,420 shares issued and outstanding.

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of common stock are entitled to one vote per share of common stock on all matters to be voted on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock. As of June 30, 2006, there were 4,822,420 shares of common stock issued and outstanding.

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

As of June 30, 2006, there were 4,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred Stock have the following rights and preferences: the Series A Preferred Stock is convertible into common stock on a one-for-basis, subject to adjustment for stock splits and similar extraordinary stock events; each share of Series A Preferred Stock has ten (10) votes for each share of common stock into which the preferred stock can be converted; the Series A Preferred Stock votes with the common stock as a single class; and the Series A Preferred Stock is entitled to receive dividends (1) upon the commencement of operations of no less than ten (10) vehicle emissions test centers by Smog Centers; (2) 800,000 shares of the Series A Preferred Stock will be each entitled to receive dividends as and when declared and paid on the common stock; (3) an additional 800,000 shares of Series A Stock will be each entitled to receive dividends as and when declared and paid on the common stock for each additional ten (10) vehicle emissions test centers for which operations have commenced, up to a total of fifty (50) such vehicle test centers; and (4) the liquidation rights will be subordinated to the outstanding common stock. The board of directors has no present plans to issue any additional preferred stock in addition to the Series A Stock.

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

California Clean Air, Inc. (the "Company") was originally incorporated in Delaware on June 2, 2000 under the name of Breakthrough Technology Partners I, Inc. Mr. Stephen D. Wilson is our President, Chief Executive Officer and Chief Financial Officer. Smog Centers of California, LLC ("Smog Centers"), was organized as an Oregon limited liability company. Through Smog Centers we intend to own and operate smog check test-only stations, principally in Southern California. The Company is the sole member of Smog Centers, and as such we have complete control over the business. Mr. Wilson is the manager of Smog Centers.

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

We charge a total of $60.00 for a smog test for a vehicle that passes the emissions test, which includes $50.00 for the inspection fee, $8.25 for the smog certificate and $1.75 for the transmission fee to the Vehicle Information Database.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005:

Sales Revenues: For the second quarter of 2006, the Company had sales revenues of $134,137, compared to $65,737 in sales revenues for the second quarter of 2005. Same store sales increased 27%.

Cost of Revenues: Cost of revenues for the second quarter of 2006 totaled $134,137, as compared to $65,737 for the second quarter of 2005.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the second quarter of 2006 totaled $22,740, as compared to $(2,758) for the second quarter of 2005.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $188,395 for the second quarter of 2006 as compared to $116,275 for the second quarter of 2005.

Operating Loss: The Company's operating loss for the second quarter of 2006 was $165,655 as compared to $119,034 for the second quarter of 2005.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus other (non-operating) loss. For the second quarter of 2006, our net loss was $179,148 as compared to $119,034 for the second quarter of 2005.

Liquidity And Capital Resources: During the first six months of 2006, the Company used cash in operations of $361,729, as compared to $279,482 for the first six months of 2005.

ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of June 30, 2006, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our four smog check stations and also serves as our Chief Financial Officer.

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

Date: August 14, 2006            CALIFORNIA CLEAN AIR, INC.

                              By: /s/ Stephen D. Wilson
                                 --------------------------------------
                                  President, Chief Executive Officer,
                                  Chief Financial Officer, Secretary