Form 10QSB
period 2006-09-30
CALIFORNIA CLEAN AIR INC
filed 2006-11-20
CIK 1119697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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



               2055 Thibodo Rd, Suite B, Vista, California 92081
          ------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

As of October 1, 2006 the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,822,420 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ................................................ 3

         Consolidated Unaudited Balance Sheets as of September 30, 2006
            and Audited Balance Sheet as of December 31, 2005................. 3

         Consolidated Unaudited Statements of Operations for the Quarters
            & nine months ended September 30, 2006 and September 30, 2005..... 5

         Consolidated Unaudited Statements of Cash Flows for the
            nine months ended September 30, 2006 and September 30, 2005....... 6

         Notes to Consolidated Financial Statements........................... 7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...............................................13

         Business Organization and Description ...............................13

         Our Smog Check Test-Only Stations ...................................13

         Results of Operations for the Quarter Ended June 30, 2006
                  Compared to the Quarter Ended June 30,2005..................13


ITEM 3.  CONTROLS AND PROCEDURES..............................................14


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

INDEX TO EXHIBITS.............................................................14

SIGNATURES....................................................................15

ITEM 1.  FINANCIAL STATEMENTS.

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                             AS OF             AS OF
                                         September 30,      December 31,
                                              2006              2005
                                          (unaudited)        (Audited)
                                        --------------    --------------


CURRENT ASSETS

   Cash                                  $     19,621      $     13,458

   Prepaid expenses                            11,816            14,878

   Loans receivable                           100,000           100,000
                                        --------------    --------------


     TOTAL CURRENT ASSETS                     131,437           128,336


NET PROPERTY & EQUIPMENT                      131,168           164,402

OTHER ASSETS

      Deposits                                 11,940            12,532
                                        --------------    --------------


     TOTAL OTHER ASSETS                        11,940            12,532
                                        --------------    --------------


                  TOTAL ASSETS           $    274,545      $    305,270
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

                           CALIFORNIA CLEAN AIR, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      AS OF           AS OF
                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       2006            2005
                                                   (Unaudited)       (Audited)
                                                   ------------    ------------
CURRENT LIABILITIES
   Accounts payable                                 $    42,358     $   139,590
   Accrued payroll and payroll related liabilities      156,072          46,285
   Accrued state minimum franchise taxes                  4,800           4,000
   Capitalized lease obligation - current portion        35,860          32,034
   Loans payable to related party                       735,191         255,172
                                                   ------------    ------------

     TOTAL CURRENT LIABILITIES                          974,281         477,081

LONG-TERM LIABILITIES
   Capitalized lease obligation                          80,304         107,439
                                                   ------------    ------------

     TOTAL LONG-TERM LIABILITIES                         80,304         107,439
                                                   ------------    ------------

TOTAL LIABILITIES                                     1,054,585         584,520

STOCKHOLDERS'  EQUITY (DEFICIT)
   Preferred stock ( $0.001 par value,
   20,000,000 shares authorized;
   4,000,000 shares issued and outstanding as of
   September 30, 2006 and Dec. 31, 2005)                  4,000           4,000

   Common stock ( $0.001 par value,
   100,000,000 shares authorized;
   4,822,420 and 4,822,420 shares issued and
   outstanding as of September 30, 2006 and
   Dec. 31, 2005 respectively)                            4,822           4,822

   Additional paid-in capital                         3,818,598       3,818,598
 Retained earnings (deficit)                         (4,607,460)     (4,106,670)
                                                    ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (780,040)       (279,250)

TOTAL LIABILITIES                                   ------------    ------------
  & STOCKHOLDERS' EQUITY (DEFICIT)                 $    274,545     $   305,270
                                                    ============    ============







        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                       THIRD QUARTER                  FIRST NINE MONTHS
                                    ENDING SEPTEMBER 30              ENDING SEPTEMBER 30
                                        (Unaudited)                     (Unaudited)
                                   2006            2005            2006            2005
                               ------------    ------------    ------------    ------------
SALES REVENUES                  $  140,762      $   76,775      $  397,380      $  197,322
                               ------------    ------------    ------------    ------------
Total Revenues                     140,762          76,775         397,380         197,322
                               ------------    ------------    ------------    ------------
COST OF REVENUES                    99,950          70,335         302,077         176,213
                               ------------    ------------    ------------    ------------
GROSS PROFIT                        40,812           6,440          95,303          21,109
                               ------------    ------------    ------------    ------------
OPERATING COSTS
  Operating expenses               172,447         109,611         506,987         965,921
  Depreciation expense              11,078           9,094          33,234          23,249
                               ------------    ------------    ------------    ------------
Total Operating Costs              183,525         118,705         540,221         989,170
                               ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)           (142,713)       (112,266)       (444,918)       (968,061)

OTHER INCOME & (EXPENSE)
   Interest expense                (33,572)              -         (55,072)              -
                               ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE
   INCOME TAXES                 $ (176,285)     $ (112,266)       (499,990)       (968,061)
                               ------------    ------------    ------------    ------------

INCOME TAX (PROVISION)
    BENEFIT                              0               0            (800)         (1,600)
                               ------------    ------------    ------------    ------------

NET INCOME (LOSS)               $ (176,285)     $ (112,266)       (500,790)       (969,661)
                               ------------    ------------    ------------    ------------

BASIC EARNINGS
  (LOSS) PER SHARE              $    (0.04)     $    (0.02)     $    (0.10)     $    (0.21)
                               ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NO. OF
COMMON SHARES OUTSTANDING        4,822,420       4,822,420       4,822,420       4,705,486
                               ------------    ------------    ------------    ------------






        The accompanying notes are an integral part of these statements.

                           CALIFORNIA CLEAN AIR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FIRST NINE                 FIRST NINE
                                                        MONTHS ENDING              MONTHS ENDING
                                                     SEPTEMBER 30, 2006         SEPTEMBER 30, 2005
                                                         (Unaudited)                (Unaudited)
                                                     ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    NET INCOME (LOSS)                                 $       (500,790)          $       (969,661)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
    COMMON STOCK ISSUED FOR SERVICES                                 -                    637,480
    DEPRECIATION EXPENSE                                        33,234                     23,249

Changes in assets and liabilities:
   (INCREASE) DECREASE IN LOAN RECEIVABLE                            -                   (100,000)
   (INCREASE) DECREASE IN PREPAID EXPENSES                       3,062                     (7,367)
   (INCREASE) DECREASE IN DEPOSITS                                 592                     (1,227)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE                    (97,232)                    (8,484)
    INCREASE (DECREASE) IN ACCRUED PAYROLL                     109,787                     29,062
    INCREASE (DECREASE) IN STATE INCOME TAXES                      800                      1,600
                                                     ------------------         ------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                          (450,547)                  (390,894)

CASH FLOWS FROM INVESTING ACTIVITIES
    NET SALE (PURCHASE) OF PROPERTY & EQUIPMENT                      -                    (81,017)
                                                     ------------------         ------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  -                    (81,017)

  PAYMENTS ON (PROCEEDS FROM) CAPITALIZED
   LEASE OBLIGATIONS                                           (23,309)                    69,290
  PAYMENTS ON NOTES PAYABLE TO RELATED PARTY                   480,019                    161,627
  CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM STOCK SALES                                         -                    231,500
                                                     ------------------         ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            456,710                    462,418

    NET INCREASE (DECREASE) IN CASH                              6,163                    (11,494)
    CASH AT BEGINNING OF PERIOD                                 13,458                     31,414
                                                     ------------------         ------------------
       CASH AT END OF PERIOD                          $         19,621           $         19,920
                                                     ==================         ==================
    SUPPLEMENTAL CASH FLOW DISCLOSURES:

    CASH PAID DURING YEAR FOR INTEREST                $         55,072           $          2,881
                                                     ==================         ==================
    CASH PAID DURING YEAR FOR TAXES                   $          1,421           $              0
                                                     ==================         ==================
    SUPPLEMENTAL NONCASH DISCLOSURES
    COMMON STOCK ISSUED FOR SERVICES                                 -                    231,500
        COMMON STOCK ISSUED FOR LOAN PAYABLE                         -                          -

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

E.       ADVERTISING
         -----------

The Company expenses the cost of advertising as it is incurred. Advertising expense was $89,080 and $40,873 for the quarters ended September 30, 2006 and 2005, respectively.

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

I.       INCOME TAXES
         ------------

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

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


NOTE 3. PROPERTY & EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Additions, renovations, and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is provided on a straight-line basis over 5 years. Depreciation expense for the quarters ending September 30, 2006 and September 30, 2005 was $11,078 and $9,094, respectively.

NOTE 4.  CAPITALIZED LEASE OBLIGATION

Smog Centers has a non-cancelable lease obligation for the purchase of vehicle emission inspection equipment in Escondido, Santee, Vista, and El Cajon. Lease payments for the quarters ending September 30, 2006 and September 30, 2006 were $13,103 and $6,371 respectively. Interest expense on the lease obligation for the quarters ending September 30, 2006 and September 30, 2005 was $4,694 and $2,843, respectively.

Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to September 30, 2006:

             Years ending December 31:
                   2006 (October 1-December 31)                    13,103
                   2007                                            52,411
                   2008                                            49,881
                   2009                                            22,045
                   2010 (through May 2009)                          7,348
             Total minimum lease payments                         144,788
             Less amount representing interest                    (28,624)
                                                            --------------
             Present value of minimum lease payments         $    116,164
                                                            ==============

NOTE 5. OPERATING LEASE COMMITMENTS

Smog Centers entered into non-cancelable leases for all stations.

Aggregate minimum future lease payments for the smog stations as of September 30, 2006, are:

                 2006                                              19,375
                 2007                                              78,500
                 2008                                              77,350
                 2009                                              64,100
                       2010                                        33,900
                                                            --------------
           Total minimum lease payments                      $    273,225
                                                            ==============

Lease expense for the smog stations for the quarters ending September 30, 2006 and September 30, 2005 were $24,567 and $19,228, respectively.

NOTE 6.  TRANSACTIONS WITH RELATED PARTIES

Our President, Stephen D. Wilson, has advanced $735,191 to the company from inception through September 30, 2006. These advances were used for administrative expenses such as legal and accounting fees, smog station operating expenses, and to acquire and start smog stations. The advances are reflected as "Payable to Related Parties" in the Company's financial statements and are interest bearing and due on demand.

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

                                     FIRST 9 MONTHS 2006    FIRST 9 MONTHS 2005
                                         (Unaudited)            (Unaudited)
                                     --------------------   --------------------
NET INCOME (LOSS)                    $          (500,790)   $          (969,661)
BASIC EARNINGS (LOSS) PER SHARE      $             (0.10)   $              (.21)
                                     ====================   ====================
WEIGHED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             4,822,420              4,705,486
                                     ====================   ====================

 As of September 30, 2006 no dividends have been issued that would reduce earnings available to common shareholders.

NOTE 8.  INCOME TAXES

Deferred income taxes consist of the following:

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2006            2005
                                                 (Unaudited)      (Audited)
                                               --------------   --------------
    Deferred tax asset:
    Net operating loss carryover                $  1,566,535     $  1,396,268
                                               --------------   --------------
                                                   1,566,535        1,396,268
    Valuation allowance                           (1,566,535)      (1,396,268)
                                               --------------   --------------
    Net deferred income taxes                              0                0
                                               ==============   ==============

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company's financial statements contains the following classes of capital stock as of September 30, 2006:

(A) Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,000,000 shares issued and outstanding;

(B) Common stock, $ 0.001 par value; 100,000,000 shares authorized; 4,822,420 shares issued and outstanding.

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of common stock are entitled to one vote per share of common stock on all matters to be voted on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all of liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock. As of September 30, 2006, there were 4,822,420 shares of common stock issued and outstanding.

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

As of September 30, 2006, there were 4,000,000 shares of Series A Convertible Preferred Stock ssued and outstanding. The holders of the Series A Convertible Preferred Stock have the following rights and preferences: the Series A Preferred Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar extraordinary stock events; each share of Series A Preferred Stock has ten (10) votes for each share of common stock into which the preferred stock can be converted; the Series A Preferred Stock votes with the common stock as a single class; and the Series A Preferred Stock is entitled to receive dividends (1) upon the commencement of operations of no less than ten (10) vehicle emissions test centers by Smog Centers; (2) 800,000 shares of the Series A Preferred Stock will be each entitled to receive dividends as and when declared and paid on the common stock; (3) an additional 800,000 shares of Series A Stock will be each entitled to receive dividends as and when declared and paid on the common stock for each additional ten (10) vehicle emissions test centers for which operations have commenced, up to a total of fifty (50) such vehicle test centers; and (4) the liquidation rights will be subordinated to the outstanding common stock. The board of directors has no present plans to issue any additional preferred stock in addition to the Series A Stock.

NOTE 10.  ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The Company has a non-qualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2006 there were no stock options issued or outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ORGANIZATION & DESCRIPTION

We are in the business of owning and operating "test-only" vehicle emissions inspection facilities under the Smog Check II program adopted by the State of California. As a result of the federal Clean Air Act of 1990, California adopted the Smog Check II program, which was designed to reduce vehicle emissions pollution through the establishment of emissions inspection facilities and mandating periodic emissions testing by all vehicle owners. "Test-Only" vehicle emissions inspection facilities are privately owned and operated stations, which are authorized to conduct the emissions test and are not permitted to make any vehicle repairs. We currently have five inspection facilities located in Lemon Grove, Escondido, Santee, Vista, and El Cajon, California.

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

Our principal executive and administrative offices and those of Smog Centers are located at 2055 Thibodo Rd, Suite B, Vista, California 92081.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005:

Sales Revenues: For the third quarter of 2006, the Company had sales revenues of $140,762, compared to $76,775 in sales revenues for the third quarter of 2005. Same store sales increased 32% for the third quarter of 2006 versus third quarter 2005. We opened two new stations in Vista and El Cajon. Also same store sales increased 32% for the third quarter of 2006 versus third quarter 2005.

Cost of Revenues: Cost of revenues for the third quarter of 2006 totaled $99,950, as compared to $70,335 for the third quarter of 2005.

Gross Profit: Gross profit is comprised of sales revenues less cost of revenues. Gross profit for the third quarter of 2006 totaled $40,812, as compared to $6,440 for the third quarter of 2005.

Operating Costs: Operating costs consist of the Company's administrative expenses, and smog station operating expenses including depreciation and amortization. Operating costs totaled $183,525 for the third quarter of 2006 as compared to $118,705 for the third quarter of 2005.

Operating Loss: The Company's operating loss for the third quarter of 2006 was $142,712 as compared to $112,266 for the third quarter of 2005.

Net Loss Before Income Taxes: Net loss before income taxes represents operating loss plus other (non-operating) loss. For the third quarter of 2006, our net loss was $176,285 as compared to $112,266 for the third quarter of 2005.

Liquidity And Capital Resources: During the first nine months of 2006, the Company used cash in operations of $450,547, as compared to $392,894 for the first nine months of 2005.

ITEM 3.  CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of September 30, 2006, we are satisfied as to the effectiveness of our disclosure controls and procedures, as Stephen D. Wilson, our President, is responsible for the day-to-day operations of our five smog check stations and also serves as our Chief Financial Officer.

There was no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 20, 2006          CALIFORNIA CLEAN AIR, INC.

                                 By: /s/ Stephen D. Wilson
                                    -----------------------------------
                                    President, Chief Executive Officer,
                                    Chief Financial Officer, Secretary